Form 10-Q
period 1996-03-31
UNITED STATES SATELLITE BROADCASTING CO INC
filed 1996-05-14
CIK 1004314

- - -----------------------------------------------------------------------------
- - -----------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549
                              ________________

                                 FORM 10-Q

(Mark One)
   /X/         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1996
                                      OR
   / /         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ___ to ___
                      Commission file number 0-27492

             UNITED STATES SATELLITE BROADCASTING COMPANY, INC.
           (Exact name of registrant as specified in its charter)

               MINNESOTA                        41-1407863
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)

                 3415 UNIVERSITY AVENUE, ST. PAUL, MN  55114
             (Address of principal executive offices) (zip code)

                              (612) 642-4500
          (Registrant's telephone number, including area code)

                                     N/A
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       YES __X__      NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                  Outstanding at May 10, 1996
             -----                                  ---------------------------
     Class A Common Stock, $.0001 par value:          12,479,075 Shares
     Common Stock, $.0001 par value:                  77,331,700 Shares

- - -------------------------------------------------------------------------------
- - -------------------------------------------------------------------------------

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
             REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996


                                       INDEX

PART I.   FINANCIAL INFORMATION                                    Page
                                                                   ----
      Item 1.  Financial Statements

               Consolidated Statements of Operations                 3

               Consolidated Balance Sheets                           4

               Consolidated Statements of Cash Flows                 6

               Notes to Consolidated Interim Financial Statements    7

      Item 2.  Management's Discussion and Analysis                 11

PART II.       OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                     19

Signatures                                                          20


                        PART I.  FINANCIAL INFORMATION

                        ITEM 1.  FINANCIAL STATEMENTS

       UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                   UNAUDITED

                                                  FOR THE                 FOR THE
                                               THREE MONTHS             NINE MONTHS
                                                   ENDED                   ENDED
                                                 MARCH 31                MARCH 31
                                          ---------------------   ---------------------
                                             1996        1995        1996        1995
                                          ---------   ---------   ---------   ---------
PROGRAMMING REVENUES                      $  56,988   $  15,020   $ 127,708   $  20,153
COST OF PROGRAMMING                          37,579       9,880      84,033      13,242
                                          ---------   ---------   ---------   ---------
GROSS MARGIN                                 19,409       5,140      43,675       6,911
OPERATING EXPENSES:
  Selling and marketing                      24,257      10,777      65,185      26,327
  Depreciation and amortization               5,262       5,528      15,334      17,588
  General and administrative                  5,427       3,801      15,076      10,062
  Engineering and operations                  1,512         929       4,177       2,613
  Commissions to dealers                      3,343       1,114       7,540       1,421
  Management fees due to HBI                     --          --       6,667          --
                                          ---------   ---------   ---------   ---------
     Net operating loss                     (20,392)    (17,009)    (70,304)    (51,100)
OTHER (INCOME) EXPENSE:
  Interest expense                            2,453       2,010       7,412       6,454
  Interest (income)                          (1,799)       (376)     (2,589)     (1,162)
  Other                                         412         508       1,008         781
                                          ---------   ---------   ---------   ---------
     Loss before income taxes               (21,458)    (19,151)    (76,135)    (57,173)
INCOME TAX PROVISION                             --          --          --          --
                                          ---------   ---------   ---------   ---------
        Net loss                          $ (21,458)  $ (19,151)  $ (76,135)  $ (57,173)
                                          ---------   ---------   ---------   ---------
                                          ---------   ---------   ---------   ---------
        Net loss per share                $    (.24)  $    (.21)  $    (.85)  $    (.64)
                                          ---------   ---------   ---------   ---------
                                          ---------   ---------   ---------   ---------
        Weighted average shares
         outstanding                         89,860      89,811      89,827      89,811
                                          ---------   ---------   ---------   ---------
                                          ---------   ---------   ---------   ---------

               The accompanying notes are an integral part of these
                        consolidated financial statements.

       UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                    ASSETS


                                                     MARCH 31,   JUNE 30,
                                                       1996        1995
                                                   ----------   ---------
                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                         $ 216,944   $  12,498
  Trade accounts receivable, net                       20,363       7,174
  Notes and other current receivables                     841         279
  Prepaid expenses and other current assets             7,360       4,580
                                                    ---------   ---------
     Total current assets                             245,508      24,531
                                                    ---------   ---------
PROPERTY AND EQUIPMENT:
  Land                                                    351         351
  Buildings and improvements                            4,763       4,905
  Equipment                                           126,322     122,823
                                                    ---------   ---------
  Less - Accumulated depreciation                     (46,413)    (31,079)
                                                    ---------   ---------
                                                       85,023      97,000
                                                    ---------   ---------
OTHER ASSETS:
  Satellite deposits                                    1,380       1,380
  Long-term investments, consisting of U.S.
   Treasury securities                                  6,908      12,832
  Other                                                 4,554       4,472
                                                    ---------   ---------
     Total other assets                                12,842      18,684
                                                    ---------   ---------
                                                    $ 343,373   $ 140,215
                                                    ---------   ---------
                                                    ---------   ---------

            The accompanying notes are an integral part of these
                    consolidated financial statements.

         UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     MARCH 31,    JUNE 30,
                                                       1996         1995
                                                    -----------  ----------
                                                    (UNAUDITED)
CURRENT LIABILITIES:
  Current portion of long-term debt                 $       --   $       --
  Accounts payable and accrued expenses                 37,898       20,388
  Deferred revenue                                      28,853       13,410
                                                    ----------   ----------
  Total current liabilities                             66,751       33,798
LONG-TERM DEBT, less current portion                    91,922       96,912
DUE TO HBI                                              11,902        4,460
                                                    ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 4)
SHAREHOLDERS' EQUITY:
  Preferred Stock, $.01 par value, 50 million
   shares authorized; none issued or outstanding            --           --
  Class A Common Stock -
    Participating, voting, $.0001 par value, 500
     million shares authorized, 9,545,000 shares
     issued and outstanding at March 31, 1996 and
     16,875,900 at June 30, 1995                             1            2
  Common Stock -
    Participating, voting, $.0001 par value, 100
     million shares authorized, 80,265,775 shares
     issued and outstanding at March 31, 1996 and
     72,934,875 at June 30, 1995                             8            7
  Warrants                                                  --        7,350
  Additional paid-in capital                           378,114      127,423
  Accumulated deficit                                 (201,970)    (125,835)
  Unrealized gain (loss) on investments                    (22)          --
                                                    ----------   ----------
                                                       176,131        8,947
  Unused media credits                                  (3,333)      (3,902)
                                                    ----------   ----------
     Total shareholders' equity                        172,798        5,045
                                                    ----------   ----------
                                                    $  343,373   $  140,215
                                                    ----------   ----------
                                                    ----------   ----------

           The accompanying notes are an integral part of these consolidated financial statements.

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                    UNAUDITED

                                                         FOR THE NINE
                                                         MONTHS ENDED
                                                           MARCH 31
                                                    ---------------------
                                                       1996        1995
                                                    ---------   ---------
OPERATING ACTIVITIES:
  Net loss                                          $ (76,135)  $ (57,173)
  Adjustments to reconcile net loss to net cash
   used in operating activities -
    Depreciation and amortization                      15,334      17,588
    Interest accretion, net                               843       1,045
    Changes in operating items:
      Media credits utilized                              569         901
      Receivables and other current assets            (16,531)     (7,900)
      Accounts payable and accrued expenses            17,510       8,957
      Deferred revenue                                 15,443      11,644
      Other                                              (104)     (5,081)
                                                    ---------   ---------
        Net cash used in operating activities         (43,071)    (30,019)
                                                    ---------   ---------
INVESTING ACTIVITIES:
  Purchases of and deposits on equipment               (3,357)     (1,911)
  Proceeds from sales of short-term investments            --      25,053
  Proceeds from sale of long-term
   available-for-sale investment                        5,924       6,971
  Purchase of investments                                  --     (12,911)
                                                    ---------   ---------
     Net cash provided by investing activities          2,567      17,202
                                                    ---------   ---------
FINANCING ACTIVITIES:
  Advances from affiliated companies                    7,442         701
  Proceeds from debt borrowings                        31,308      60,000
  Repayment of debt                                        --     (42,475)
  Proceeds from sale of common stock                  206,200         720
                                                    ---------   ---------
        Net cash provided by financing activities     244,950      18,946
                                                    ---------   ---------
        Increase in cash and cash equivalents         204,446       6,129
CASH AND CASH EQUIVALENTS, beginning of period         12,498       1,744
                                                    ---------   ---------
CASH AND CASH EQUIVALENTS, end of period            $ 216,944   $   7,873
                                                    ---------   ---------
                                                    ---------   ---------
NONCASH TRANSACTIONS:
  Transponder purchase price adjustment and
   reduction of related debt balance                $      --   $  16,000
                                                    ---------   ---------
                                                    ---------   ---------
  Conversion of notes and cancellation of warrants  $  44,491   $      --
                                                    ---------   ---------
                                                    ---------   ---------
SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest                                        $   7,318   $   5,555
    Income taxes                                           --          --
                                                    ---------   ---------
                                                    ---------   ---------

            The accompanying notes are an integral part of these
                     consolidated financial statements.

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.   ORGANIZATION:

United States Satellite Broadcasting Company, Inc. and Subsidiary ("USSB" or the "Company") provides subscription television programming via a high-power direct broadcast satellite ("DBS") to households throughout the continental United States. The Company broadcasts a high quality digital television signal using the Digital Satellite System ("DSS-Registered Trademark-"). The Company's programming is available to customers who have a DSS unit, which consists of an 18 inch satellite dish, a receiver/decoder and a remote control. All of the Company's gross revenues and identifiable assets relate to the Company's activities in this industry.

Hubbard Broadcasting, Inc. ("HBI" or the "parent") beneficially owned 69.3% and 51.8% of the Company, respectively, as of June 30, 1995 and March 31, 1996, and had approximately 58.3% of the combined voting power with respect to all matters submitted for the vote of all shareholders at March 31, 1996. On May 1, 1996, approximately 2.9 million shares of the Company's Common Stock, with 10 votes per share, automatically converted to Class A Common Stock, with one vote per share, at a conversion ratio of 1:1. As a consequence of such conversion, the voting power of HBI increased to 60.3% as of May 1, 1996.

NOTE 2.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial statements and, therefore, do not include all information and disclosures required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods presented are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the June 30, 1995 consolidated financial statements, the notes thereto, and the Company's Registration Statement on Form S-1 (Registration No. 33-99906).

NOTE 3.   RECAPITALIZATION, INITIAL PUBLIC OFFERING AND STOCK PLANS:

In the first quarter of fiscal 1996, the Company decided to proceed with an initial public offering of its Class A Common Stock. In connection with the offering, the Company effected a recapitalization of the Company's capital structure immediately prior to the effective date of the related Registration Statement.

Terms of the recapitalization included (i) a change in the authorized capital of the Company to consist of 100,000,000 shares of Common Stock, 500,000,000 shares of Class A Common Stock and 50,000,000 shares of undesignated Preferred Stock; (ii) the conversion of the Company's old common stock and class A common stock into shares of Common Stock; (iii) the conversion of certain convertible subordinated promissory notes into shares of Common Stock and the cancellation of the warrants issued to the holders of those notes; (iv) a 75-for-one split of the new capital stock; and (v) the contribution by HBI of 8,300,000 shares of Common Stock in connection with the public offering and 7,411,950 shares of Common Stock in connection with conversion of the convertible subordinated promissory notes, pursuant to HBI's agreements with certain current shareholders, in order to prevent those shareholders from experiencing dilution in their ownership of the Company. The Company's consolidated financial statements are presented as if the above changes in authorized capital and the 75-for-one split of new capital stock had been effective for all periods presented.

The offering consisted of the sale by the Company of 8,300,000 shares of Class A Common Stock at $27.00 per share, generating proceeds of approximately $206.2 million net of underwriting commissions and other expenses incurred in connection with the offering.

In December 1995, the Company's shareholders approved a stock option plan (the "Option Plan") which provides for the granting of options to purchase up to an aggregate of 2,000,000 shares of Class A Common Stock. The Option Plan provides for certain key employees, officers and consultants of the Company to be granted options to purchase Class A Common Stock of two types: (i) those that qualify as incentive stock options ("Incentive Options") within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) those that do not qualify as Incentive Options ("Nonstatutory Options"). The Company, concurrent with the closing of the offering, granted 420,000 options to 37 individuals at the initial offering price. The Option Plan is administered by the Board of Directors or the Compensation Committee of the Board of Directors, which will determine the persons who are to receive options, the terms and the number of shares subject to each option and whether the option is to be an Incentive Option or a Nonstatutory Option. Subsequent to the closing of the offering through March 31, 1996, the Company has granted options to purchase 31,800 shares of Class A Common Stock at $28.50 per share.

NOTE 4.   COMMITMENTS AND CONTINGENCIES:

REGULATORY MATTERS

USSB II (a wholly owned subsidiary of the Company) holds a license from the Federal Communications Commission (the "FCC") to broadcast from five transponders at 101 DEG. west longitude (the "License") and must continue to maintain the License to operate. The License expires in June 1999 and is renewable at ten-year intervals. Although the Company expects to obtain such renewals in the ordinary course, there can be no assurance that such renewals will be granted.


The construction and launch of broadcasting satellites and the operation of satellite broadcasting systems are subject to substantial regulation by the FCC. Under the License, the Company is subject to FCC review primarily for the following: (i) standards regarding individual satellites (e.g., meeting minimum financial, legal and technical standards); (ii) avoiding interference with other satellites; and (iii) complying with rules the FCC has established specifically for high-power DBS satellite licenses. In addition, uplink facilities are separately licensed by the FCC. The Company's National Broadcast Center and the Auxiliary Broadcast Center have each received its FCC license. FCC rules are subject to change in response to industry developments, new technology and political considerations.

The FCC has also granted the Company a Construction Permit and Launch Authority (the "Permit"), held by USSB II, for satellites with three transponders at 110 DEG. west longitude and eight transponders at 148 DEG. west longitude. The Permit requires the Company to comply with specified construction and launch schedules. The FCC has the authority to revoke the Permit if the Company fails to comply with the FCC schedule for construction and launch. In connection therewith, the Company has entered into a satellite construction contract with Lockheed Martin Astro Space Corp. ("Lockheed Martin") for the construction of the two satellites (see below).

While the Company has generally been successful to date with respect to compliance with regulatory matters, there can be no assurance that the Company will succeed in obtaining and maintaining all requisite regulatory approvals for its operations.

LOCKHEED MARTIN ASTRO SPACE AGREEMENT

The Company has an agreement with Lockheed Martin to construct two direct broadcast satellites under a contract, as amended, requiring future fixed payments of approximately $161 million after advance payments of $1.4 million, with additional incentive payments of approximately $20 million contingent on satellite performance. While this agreement is cancellable in whole or in part at the option of the Company, such cancellation would require forfeiture of any cumulative advanced deposits and progress payments made, plus reimbursement of 125% of any costs incurred by Lockheed Martin in excess of such cumulative payments forfeited. Under this agreement, the satellite construction and future payments may be adjusted from the above amounts using an inflation factor. The Company's obligation to proceed with satellite construction in order to comply with the terms of its Permit may be modified by a certain FCC Order issued in December 1995, which has not yet become final. If satellite construction proceeds as scheduled under the agreement with Lockheed Martin, aggregate amounts due are scheduled in the fiscal years as follows: none in 1996, $53.5 million in 1997, $64.0 million in 1998, $34.5 million in 1999 and $9.2 million in 2000.

HUGHES AGREEMENTS

The Company has a transponder service agreement with Hughes Communications Satellite Services, Inc. which provides tracking, telemetry and control of the transponders purchased from Hughes Communications Galaxy ("HCG"). Under the terms of the agreement, the Company is required to pay a minimum of $780,000 and a maximum of $1.5 million per year for ten years, beginning with satellite delivery in March 1994.

The Company and HCG also have an agreement to share the costs of the development of the signal processing system and conditional access system. Development of the systems has been coordinated by HCG, and the systems are utilized by the Company and HCG. The agreement calls for payments by the Company to HCG, which have been incurred and accrued at March 31, 1996, of approximately $1.9 million for the Company's share of the development costs, hardware for the Company's uplinking system and interest.

INSURANCE

The Company maintains business interruption and in-orbit insurance coverages at levels management considers necessary to address the normal risks of operating via communications satellite, including damage, destruction or failure of the satellite or its transponders. Additionally, the Company maintains general liability and directors' and officers' insurance coverages.

LITIGATION

The Company is exposed to litigation encountered in the normal course of business. In the opinion of management, the resolution of the litigation matters of which the Company is aware will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

In April 1995, Feature Film Services, Inc. ("FFS") commenced litigation in the Federal District Court in the Northern District of Illinois against the Company, DIRECTV, Inc., Thomson Consumer Electronics, Inc., and all program suppliers carried on the DSS system, claiming that the DSS system infringes on a patent owned by FFS, which expires in 1997. The Company has entered into a conditional settlement agreement which, if it becomes final, will result in a dismissal of the claims asserted by FFS against the Company without payment of monetary damages or other adverse consequences to the Company. If the conditional settlement agreement does not become final, FFS will be entitled to proceed with
the litigation.   The Company does not believe that the DSS system infringes on any patent or that FFS is entitled to damages or remedies from the Company.

NOTE 5.   SUBSEQUENT EVENT:

Subsequent to March 31, 1996, the Company elected to repay the entire outstanding balance of the term loan under its credit agreement of $90.0 million and to terminate the credit agreement. In connection with the termination, the Company paid previously deferred interest of $1.9 million and a prepayment fee of approximately $4.0 million. The Company also charged to expense deferred loan origination fees of approximately $5.4 million which were previously being amortized over the life of the credit agreement.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


OVERVIEW

The following discussion should be read in conjunction with the accompanying consolidated financial statements, the notes thereto, and the Company's Registration Statement on Form S-1 (Registration No. 33-99906).

The Company provides subscription television programming via a high-power direct broadcast satellite ("DBS") to households throughout the continental United States. The Company broadcasts a high quality digital television signal using the Digital Satellite System ("DSS-Registered Trademark-"). The Company's programming is available to customers who have a DSS unit, which consists of an 18 inch satellite dish, a receiver/decoder and a remote control. All of the Company's gross revenues and identifiable assets relate to the Company's activities in this industry.

The Company commenced commercial operations in June 1994. The Company has not generated net earnings to date. Management expects that the Company will experience net losses in fiscal 1996 and that net losses will continue for the foreseeable future as the Company continues to build its subscriber base.

The potential market for the Company's programming is growing rapidly. The introduction of DSS units is widely regarded as the most successful introduction of a major consumer electronics product in United States history. At March 31, 1996, approximately 1.62 million DSS units had been placed in service, or "activated," in the United States, up from 1.36 million at December 31, 1995.
Of this total number of DSS activations, approximately 1.44 million are estimated to be consumer households ("DSS households") as of March 31, 1996.

The Company faces a number of risks as it develops its commercial operations. These include, but are not limited to, the uncertain level of ultimate demand for high-power DBS; competition from cable companies, other high and medium power DBS operators and others; dependence on unaffiliated third party programmers and upon Hughes Electronics Corporation; dependence on a single DBS satellite and broadcast facility; and potentially adverse governmental regulation and actions. Congress has recently enacted the Telecommunications Act of 1996, which significantly deregulated the telecommunications industry. The effect of such deregulation on the Company's business, results of operations and financial condition cannot be predicted.

SUMMARY OF SUBSCRIBER AND REVENUE DATA

Management measures the Company's performance by two key measures: subscriber base and revenues.

The number of USSB paying subscribers grew to approximately 791,000 at March 31, 1996 from approximately 629,000 at December 31, 1995. Approximately 70,000 additional households were receiving a free promotional month of USSB programming as of March 31, 1996.

In addition to tracking the absolute number of subscribers, management assesses its penetration of the potential DSS market by comparing the number of USSB paying subscribers to the total number of households that have received the free promotional month of USSB's Entertainment Plus-Registered Trademark- programming ("convertible households"). As of March 31, 1996, the Company achieved a penetration of convertible households of approximately 66 percent (i.e., almost two-thirds of households that have received the free promotional month of USSB programming are currently paying USSB subscribers).

Management believes that this comparison of the number of paying subscribers to convertible households is a more meaningful measure of the Company's performance than a comparison against the total estimated number of DSS households. The Company is unable to calculate with certainty the actual number of DSS households, since the number of dealer, commercial and second household units included in the total number of DSS activations can only be estimated at present. In addition, some purchasers of DSS units in rural areas of the United States are not currently provided with information on USSB's free month of programming at the point of purchase.

The summary immediately below shows, as of the end of each period, USSB paying subscribers, USSB promotional activations, USSB convertible households and the percentage of convertible households served by the Company. The estimated number of DSS households is also shown.

Subscriber Base:
(In thousands)

                                                          TOTAL USSB
                                                            PAYING                       PERCENT OF
                                                          SUBSCRIBERS                        USSB
   FOR THE                USSB               USSB             AND            USSB        CONVERTIBLE     ESTIMATED
   QUARTER               PAYING          PROMOTIONAL      PROMOTIONAL     CONVERTIBLE    HOUSEHOLDS         DSS
    ENDED           SUBSCRIBERS (a)    ACTIVATIONS (b)    ACTIVATIONS    HOUSEHOLDS (c)  SERVED (d)    HOUSEHOLDS (e)
- - --------------      ---------------    ---------------    -----------    --------------  -----------   --------------
March 31, 1995           242                  47              289             373            65%             490

June 30, 1995            321                  44              365             511            63%             642

Sept. 30, 1995           422                  81              503             681            62%             882

Dec. 31, 1995            629                 113              742             946            66%           1,215

March 31, 1996           791                  70              861           1,201            66%           1,440


_______

(a) USSB paying subscribers as of the end of such period.

(b) USSB household activations that were receiving a free promotional month of USSB Entertainment Plus as of the end of such period.

(c) Total number of USSB household activations since July 1994 that have completed a free promotional month of USSB Entertainment Plus.

(d) Total USSB Paying Subscribers as of the end of the period as a percent of USSB Convertible Households.

(e) Estimate based on total DSS activations as reported by News DataCom, Inc., less known activations by dealers, manufacturing facilities, technical facilities and commercial locations, and less additional receivers in a single household, as of the end of such period.

The Company's per subscriber and total revenues are shown below for the periods indicated. From time to time, the Company engages in certain promotional activities which include special rates for limited periods, which could result in lower average per subscriber revenues for such periods.

Revenues:
(In thousands, except per subscriber data)

                                                                     FOR THE QUARTER ENDED
                                                                     ---------------------
                                               MARCH 31     DECEMBER 31    SEPTEMBER 30    JUNE 30        MARCH 31
                                                 1996           1995           1995          1995           1995
                                               --------     -----------    ------------    -------        --------
Average monthly subscription revenue
  per paying subscriber (a)                      $24.94         $25.38         $25.82        $26.05         $26.59

Programming revenues                            $56,988        $40,001        $30,718       $22,184        $15,020


________

(a) Excludes pay-per-view event revenues.

RESULTS OF OPERATIONS

REVENUE OVERVIEW. The Company's total revenues increased to $57.0 million and $127.7 million for the quarter and nine month period ended March 31, 1996, respectively, compared to $15.0 million and $20.2 million for the comparable prior year periods. The revenue increase was primarily attributable to a larger subscriber base at March 31, 1996. Pay-per-view revenues, which vary with the number and type of events provided on a pay-per-view basis in any fiscal period, are included in the Company's total revenues.

SUBSCRIPTION REVENUES. The Company derives its revenues principally from monthly fees from subscribers for television programming. Revenues are a function of the number of subscribers, the mix of programming packages selected by customers and the rates charged. The increase in revenues for both periods was primarily attributable to the increase in the number of paying subscribers to approximately 791,000 at March 31, 1996, from approximately 242,000 at March 31,

1995. For a substantial portion of the nine month period ended March 31, 1995, the Company was in the start-up phase of its commercial operations, national distribution of DSS units had not yet been achieved, and a significant portion of subscribers to the Company's programming were receiving a free promotional month of programming. The decrease in average monthly revenue per paying subscriber from December 31, 1995 to March 31, 1996 is consistent with management's fiscal year target to maintain monthly revenues between $24 and $25 per subscriber. This decrease resulted primarily from promotions designed to increase the Company's penetration of convertible USSB households.

COST OF PROGRAMMING. Programming costs consist of payments to programmers, which are based on the number of paying subscribers. Programming costs also include the purchase of rights to broadcast event programming on a pay-per-view basis. The cost of programming increased to $37.6 million for the quarter and $84.0 million for the nine month period ended March 31, 1996, respectively, compared to $9.9 million and $13.2 million for the comparable prior year periods. The increase in cost of programming for both periods was primarily the result of an increased number of subscribers from the comparable prior year periods and increases in the cost of pay-per-view programming. The cost of programming represented 65.9 percent of programming revenues for the three months and 65.8 percent for the nine months ended March 31, 1996.

OPERATING EXPENSE OVERVIEW. Total operating expenses increased to $39.8 million and $114.0 million for the quarter and nine month period ended March 31, 1996, respectively, compared to $22.1 million and $58.0 million for the comparable prior year periods. The increase was primarily attributable to the cost of providing the Company's services to a growing subscriber base, including increased marketing, customer service, security and encryption fees.

SELLING AND MARKETING. Selling and marketing costs include promotional and advertising costs, the costs of direct marketing and customer service and amounts expended pursuant to joint marketing efforts with other DSS broadcasting system participants. Selling and marketing expenses increased to $24.3 million and $65.2 million for the quarter and nine month period ended March 31, 1996, respectively, compared to $10.8 million and $26.3 million for the comparable prior year periods. The increase for both periods was primarily attributable to increased selling and marketing expenditures to increase consumer awareness of both the DSS system and USSB programming, as well as customer service associated with the growth of the Company's subscriber base. In addition, expenses associated with the Company's telemarketing and direct mail marketing programs, which are directed at purchasers of DSS units who activate with the Company, have increased as the number of such DSS activations has increased.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses relate mainly to the Company's transponders on DBS-1 and transmission equipment located both at the Company's National Broadcast Center and its Auxiliary Broadcast Center. Depreciation and amortization decreased to $5.3 million and $15.3 million for the quarter and nine month period ended March 31, 1996, respectively, compared to $5.5 million and $17.6 million for the comparable prior year periods. The decrease was primarily attributable to the utilization of an accelerated method of depreciation for the Company's transponders, which results in decreasing periodic depreciation expense over their useful life.

GENERAL AND ADMINISTRATIVE. General and administrative costs include in-orbit and general insurance costs, billing and remittance processing, staff functions such as finance and information services, and administrative services provided by HBI. General and administrative expenses increased to $5.4 million and $15.1 million for the quarter and nine month period ended March 31, 1996, respectively, compared to $3.8 million and $10.1 million for the comparable prior year periods. The increases were primarily attributable to increased billing and remittance processing costs and increased bad debt expense, both resulting from the growth of the Company's subscriber base.

ENGINEERING AND OPERATIONS. Engineering and operations expenses include the operation of the National Broadcast Center and the Auxiliary Broadcast Center, fees charged in connection with the operation of the conditional access system (determined by subscriber levels) and satellite telemetry, tracking and control expenses. Engineering and operations expenses increased to $1.5 million and $4.2 million for the quarter and nine month period ended March 31, 1996, respectively, compared to $0.9 million and $2.6 million for the comparable prior year periods. The increases were primarily attributable to higher security and encryption fees, which are paid on a per subscriber basis.

COMMISSIONS TO DEALERS. Commissions to dealers consist of amounts paid by the Company to eligible DSS dealers whose customers become paying subscribers, to encourage dealers to promote the sale of DSS units and subscriptions to USSB programming. Commissions to dealers increased to $3.3 million and to $7.5 million for the quarter and nine month period ended March 31, 1996, respectively, compared to $1.1 million and $1.4 million for the comparable prior year periods. The increases in both periods reflect increased USSB programming subscriptions.

MANAGEMENT FEES. Management fees due to HBI of $6.7 million were accrued in September 1995, representing the remainder of fees for management services rendered to the Company by HBI during fiscal 1993 and fiscal 1994.

NET OPERATING LOSS. The Company recorded a net operating loss for the quarter and nine month period ended March 31, 1996 of $20.4 million and $70.3 million, respectively, compared to $17.0 million and $51.1 million for the comparable prior year periods.

INTEREST EXPENSE. Interest expense for quarter and nine month period ended March 31, 1996 was $2.5 million and $7.4 million, respectively, compared to $2.0 million and $6.5 million for the comparable prior year periods. Increased interest expense reflects the Company's borrowings under the credit agreement.

INTEREST INCOME. Interest income for the quarter and nine month period ended March 31, 1996 was $1.8 million and $2.6 million, respectively, compared to $0.4 million and $1.2 million for the comparable prior year periods. Interest income increased as a result of the investment of the proceeds of the public offering of the Company's Class A Common Stock which were received February 6, 1996. Interest rates decreased from the comparable prior year periods.

NET LOSS. The Company recorded a net loss for the third quarter and nine month period ended March 31, 1996 of $21.5 million and $76.1 million, respectively, compared to $19.2 million and $57.2 million for the comparable prior year periods.


FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Prior to February 1996, the Company's operations were financed by equity contributions from shareholders, approximately $31.2 million of advances from HBI, and approximately $42.0 million in privately-issued notes and associated warrants. The advances from HBI were subsequently converted into equity and, upon consummation of the recapitalization of the Company in February 1996, the notes were converted into equity and the warrants were cancelled. In addition, the Company's operations were financed by $90.0 million of borrowings between January and December 1995 under a credit agreement with a syndicate of financial institutions. Upon completion of the public offering of the Company's Class A Common Stock in February 1996, the Company received proceeds of approximately $206.2 million, net of underwriting commissions of approximately $14.0 million, other offering expenses of $1.9 million and approximately $2.0 million paid to a financial advisor upon consummation of the offering.

COMPONENTS OF CASH FLOWS. The significant components of the changes in cash and cash equivalents were as follows (in millions):

                                        NINE MONTHS ENDED MARCH 31
                                        --------------------------
                                          1996             1995
                                         ------           ------
Net loss                                 $(76.1)          $(57.2)
Depreciation and amortization              15.3             17.6
Changes in working capital                 17.8              9.6
Net capital expenditures                   (3.4)            (1.9)
Net investment activities                   5.9             19.1
Debt repayment                               --            (42.5)
Net cash proceeds from offering           206.2               --
Proceeds from debt borrowings              31.3             60.0
Other                                       7.4              1.4
                                         ------           ------
Net increase in cash and cash
  equivalents                            $204.4           $  6.1
                                         ------           ------
                                         ------           ------


CASH AND CASH EQUIVALENTS. As of March 31, 1996, cash, cash equivalents and marketable securities totaled $216.9 million, compared to $12.5 million at
June 30, 1995.   Substantially all of the increase consisted of the net proceeds of the initial public offering of the Company's Class A Common Stock, and interest earnings thereon.

WORKING CAPITAL. Working capital at March 31, 1996 was $178.8 million, compared to a working capital deficit of $9.3 million at June 30, 1995. Substantially all of the increase in working capital consists of the net proceeds of the initial public offering of the Company's Class A Common Stock, and interest earnings thereon. In addition, net trade accounts receivable increased by $13.2 million due to growth in paying subscriber levels, and a $1.6 million decrease in accrued cost sharing was caused by cash payments made during the period. These increases to working capital were offset by an increase in accounts payable and accrued expenses of $17.5 million, due primarily to increased advertising, promotion and program provider license fee expenses. Additionally, deferred revenue increased $15.4 million resulting from greater levels of pre-paid subscriptions.

LIQUIDITY AND CAPITAL RESOURCES. After completion of the initial public offering of the Company's Class A Common Stock, the Company invested the net proceeds of the offering in short-term United States Treasury Repurchase Agreements. Subsequent to March 31, 1996, the Company elected to repay the entire outstanding balance of the term loan under its credit agreement of $90 million and to terminate the credit agreement. In connection with the termination, the Company paid previously deferred interest of $1.9 million and a prepayment fee of approximately $4 million. The Company also charged to expense deferred loan origination fees of approximately $5.4 million which were previously being amortized over the life of the credit agreement. Management believes that the Company's current cash position is adequate to meet the operating requirements of the business for the foreseeable future. However, the Company may require external financing for future capital expenditures such as the construction of DBS-4 at the 101 DEG. west longitude orbital location, or the cost of satellites at the 110 DEG. and 148 DEG. locations. Management has initiated the process of exploring a revolving credit facility which would meet the Company's anticipated future financing needs more satisfactorily than the term loan under the prior credit agreement. The Company has entered into preliminary discussions concerning such a loan facility with potential lenders, including members of the Company's prior bank syndicate.

CAPITAL EXPENDITURES. Capital expenditures for the nine month period ended March 31, 1996 totaled $3.4 million, including $1.5 million for continuing expansion and improvement of the broadcast system, and $1.5 million for expansion of and improvements to the Company's customer data base and customer service information systems. The Company is required to make progress payments to Lockheed Martin for high-power DBS satellites at 110 DEG. and 148 DEG. west longitude commencing in October 1996. Progress payments may be affected by negotiations with the entities which have obtained the available transponder slots at 110 DEG. and 148 DEG. west longitude. If a new satellite, DBS-4, is built and put into operation at 101 DEG. west longitude, the Company will also incur additional capital expenditures.

NET OPERATING LOSS CARRY FORWARD. At March 31, 1996, the Company's net operating loss carry forward was $206.3 million for federal tax purposes and $202.0 million for financial reporting purposes, the difference representing primarily acceleration of depreciation reflected for tax purposes that was not accrued for financial reporting purposes.

SEASONALITY

Sales of DSS units, which directly impact the growth of programming revenues, may be subject to seasonal patterns experienced by major consumer electronics products. The Company anticipates that approximately 35 to 45 percent of annual DSS unit sales will take place during the fourth calendar quarter, while the increased programming revenues associated with such sales will largely be reflected in subsequent quarters. Programming revenues are also influenced by a one-month lag, due to the free promotional month of programming offered by the Company. The Company expects DSS unit sales, as is customary in the consumer electronics industry, to be lowest during January through June (the third and fourth fiscal quarters of the Company). DSS unit sales are then expected to increase throughout the summer and fall months prior to peaking during the end-of-the-year holiday season.

                         PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

         27.1  Financial Data Schedule

     b.  Reports on Form 8-K

         None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: May 13, 1996            UNITED STATES SATELLITE
                                BROADCASTING COMPANY, INC.



                                By:    /s/  Stanley E. Hubbard
                                   -------------------------------------
                                   Stanley E. Hubbard
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                By:    /s/  Gerald D. Deeney
                                   -------------------------------------
                                   Gerald D. Deeney
                                   Treasurer and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

       UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY

                INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED MARCH 31, 1996


Exhibit No.              Exhibit Description
- - -----------              -------------------
  27.1                   Financial Data Schedule