Form 10-K
period 1996-06-30
UNITED STATES SATELLITE BROADCASTING CO INC
filed 1996-09-27
CIK 1004314

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

    /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR
    / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM   TO

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

Securities registered pursuant to Section 12(b) of the Act:                   None
Securities registered pursuant to Section 12(g) of the Act:  Class A Common Stock, $.0001 par value

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   / /

    As of September 23, 1996, 14,823,200 shares of the registrant's Class A Common Stock were issued and outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant as of September 23, 1996 was approximately $352,456,860.

                      DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Annual Report to Shareholders for   Incorporated into Part II
the fiscal year ended June 30, 1996

Selected portions of the Definitive Proxy Statement for the  Incorporated into Part III
Annual Meeting of Shareholders to be Held November 20, 1996

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

                                ITEM 1.  BUSINESS

GENERAL

     United States Satellite Broadcasting Company, Inc. (the "Company") is a provider of subscription television programming to households throughout the continental United States via high-power direct broadcast satellite ("DBS"). The Company broadcasts a high quality digital television signal using the Digital Satellite System ("DSS-Registered Trademark-") broadcasting system. The Company's programming is available to virtually all of the approximately 96 million U.S. television households upon the purchase of a DSS unit, which features an 18 inch satellite dish. The Company delivers up to 25 channels of video programming, including "premium" networks such as Multichannel HBO-Registered Trademark- (5 channels), Multichannel SHOWTIME-Registered Trademark- (3 channels), Multichannel CINEMAX-Registered Trademark- (3 channels), Multichannel THE MOVIE CHANNEL-Registered Trademark-(2 channels), FLIX-Registered Trademark- and the SUNDANCE CHANNEL-TM- and popular "basic" channels such as MTV-Registered Trademark-, VH-1-Registered Trademark-, NICKELODEON-Registered Trademark-/NICK AT NITE-Registered Trademark-, NICK AT NITE'S TV LAND-TM-, COMEDY CENTRAL-Registered Trademark- and LIFETIME-Registered Trademark-. The programming delivered by the Company includes over 800 movies per month. The Company also broadcasts original news programming on the ALL NEWS CHANNEL-Registered Trademark- and events and specials on a pay-per-view basis.

     The Company broadcasts from a single satellite, DBS-1, which is able to reach the entire continental United States. DBS-1 broadcasts with minimal signal interference because of its favorable orbital location at 101 DEG.
west longitude, greater orbital spacing than that provided for non-DBS satellites and its high-power 120 watt transponders. DBS-1 was manufactured by Hughes Electronics Corporation ("Hughes") and is owned and operated jointly by the Company and DIRECTV, Inc., a subsidiary of Hughes. The
Company believes that the DSS system, which incorporates the technologically advanced MPEG 2 digital compression standard, results in a higher picture quality than any other existing domestic television broadcasting system. The Company expects to replace DBS-1 at its current orbital location before the end of its expected life in 2010. In addition to its FCC license to broadcast from 101 DEG. west longitude, the Company also has an FCC permit to construct and launch high-power DBS systems at two other orbital locations.

     The DSS unit consists of an unobtrusive 18 inch satellite dish, an integrated receiver/decoder similar in size to a VCR and a remote control. The DSS unit features an easy to use on-screen electronic program guide, a ratings control function and the capability to switch easily between DSS signals and local programming signals. DSS units are currently manufactured and sold by leading consumer electronics manufacturers and sold at over 25,000 retail locations.

     The Company and DIRECTV, Inc. were the first domestic providers of high-power DBS programming. The Company and DIRECTV, Inc. share the use of the technology underlying the DSS system, cooperate to promote and build awareness of the DSS system and currently offer complementary programming packages. The Company estimates that the majority of DSS households receive both USSB-Registered Trademark- programming and DIRECTV-Registered Trademark-programming. DIRECTV, Inc. offers approximately 175 channels of digital video and audio programming, including news, sports, entertainment and pay-per-view movies and events.

STRATEGY

     The Company seeks to offer the highest quality television programming at a competitive price, expand consumer acceptance of the DSS system, increase the market share of USSB programming and achieve profitability. The Company believes that it can successfully achieve its objectives if it captures only a small percentage of the approximately 96 million U.S. television households. Achieving these objectives will require only modest penetration of markets that are unserved or "underserved" (i.e., that have access to fewer than 54 channels) by cable television and of existing cable subscribers in urban and suburban markets. In addition, the Company will require no additional licenses, franchises or infrastructure upgrades to increase its customer base.

     The Company intends to accomplish these objectives by (i) leveraging its early entry into the high-power DBS market to firmly establish its brand name and to achieve market penetration in anticipation of increased competition; (ii) maintaining its strategic relationship with Hughes and DIRECTV, Inc. to further benefit from the technological advantages of high-power DBS and the DSS system and to promote and build awareness of the DSS system; (iii) capitalizing on its relationships with leading program suppliers, with whom it has multi-year agreements; (iv) enhancing its strong relationships and joint marketing efforts with leading consumer electronics manufacturers and retailers to further promote the sale of DSS units and USSB programming; (v) expanding and continuing to support the large and established retail distribution network for DSS units;
(vi) continuing to provide the highest broadcast quality; and (vii) emphasizing customer service to maintain a high level of customer satisfaction.

THE MARKET

     The Company believes that there is significant unsatisfied demand for high quality, reasonably priced television programming. The Company believes, therefore, that the potential market in the United States for high-power DBS broadcasting consists of all of the approximately 96 million households with television sets, as well as certain commercial markets, such as hotels and motels, college dormitories and hospitals.

     The primary target markets for the Company include (i) all of the U.S. television households unserved by cable; (ii) the approximately 33 million U.S. television households underserved by cable; and (iii) existing cable subscribers who desire a greater variety of quality programming, improved video and audio quality, better service and fewer transmission interruptions. Based upon FCC and industry data, there are approximately 60 million U.S. cable subscribers. These subscribers reportedly pay an average of approximately $33 per month for television programming services. The Company also views as a target market the approximately 32 million U.S. television households which have access to cable television but are not cable subscribers, some of which are included in households underserved by cable.

     The Company believes that the demand for satellite television services in the United States has grown and will continue to grow and that the DSS system provides the most attractive alternative to cable. While the high-power DBS share of the U.S. television market is currently small compared to cable, it has been steadily increasing. The Company has conducted extensive research to better understand the television market in the United States, the desires and preferences of consumers and the features and benefits that will attract subscribers. This research indicates that a substantial number of consumers are dissatisfied with cable television, that former cable subscribers who subscribe to the DSS system are more satisfied with it than cable and that 75% of DSS unit owners who were cable subscribers purchased premium cable programming. This research also indicates that the most likely USSB customers are homeowners with families who currently have or have had cable, subscribed to the premium cable channels and consider television a significant component of their entertainment activities. The Company believes, based on this research, that demand for more choice in television programming, dissatisfied cable subscribers, and consumers unserved or underserved by cable will contribute to the market growth of the DSS system and the Company's subscriber base.

MARKETING

     The Company engages in extensive marketing, advertising and promotional activities to increase consumer awareness of the DSS system and USSB programming, to promote the sale of DSS units and to generate subscriptions to USSB programming. The Company intends to continue these efforts and anticipates that it will continue to make substantial expenditures for new and intensified marketing, advertising and promotional activities.

     ADVERTISING. The Company's advertising activities presently consist of television commercials aired nationally, radio commercials, and print advertisements promoting the DSS system and USSB programming service.

     PROMOTIONS. The Company promotes subscriptions to its programming service by offering all owners of DSS units, upon initial purchase of a DSS unit, one free promotional month of its premier programming package, USSB ENTERTAINMENT PLUS-Registered Trademark-. During the free promotional month of programming, the Company engages in targeted telemarketing and mailings designed to convert free subscribers to paying subscribers. The Company believes that its free promotional month of USSB ENTERTAINMENT PLUS is an effective marketing tool. In addition, the Company has available for its use two minutes per hour on its "basic" channels which it currently uses to promote the Company's programming.

     To support its marketing, the Company also delivers a free channel that is available to all owners of DSS units and, in conjunction with its programmers, regularly provides USSB FREEVIEWs-SM-, or access to programming channels during certain periods of the year without charge. The Company also engages in joint advertising and promotions with its programmers.

     RETAIL SUPPORT. The Company engages in an active retail support program, which provides dealers with point-of-sale literature and displays, incentives and training. DSS retailers promote the Company's programming and encourage customers to activate their free promotional month and to subscribe to USSB ENTERTAINMENT PLUS. The Company generally pays commissions to eligible retailers when their customers become paying subscribers, regardless of which manufacturer's DSS unit was purchased. In addition, the Company makes USSB programming available for demonstration to the customer at the point of sale.

     The Company has entered into a long-term sales agency agreement with Thomson Consumer Electronics ("Thomson"), pursuant to which Thomson acts as the Company's sales agent for consumer electronics outlets that Thomson services. Thomson is the top selling television manufacturer in the United States, marketing the "RCA," "GE" and "ProScan-Registered Trademark-" brands. Both the Company, with a dedicated staff of approximately 40 sales personnel, and Thomson, with a sales and support staff of approximately 350, service retail outlets.

     The Company has also entered into a sales agency agreement with AT&T, pursuant to which AT&T will market the DSS unit to its customers and provide its customers with the opportunity to receive USSB programming, including the one free month of USSB ENTERTAINMENT PLUS.

     JOINT MARKETING. The Company engages in a number of joint marketing efforts with DIRECTV, Inc. and DSS unit manufacturers. Market development funds are used for advertising, public relations and retail promotions.

     The Company believes it also benefits from the significant marketing efforts of all DSS system participants. All current manufacturers of DSS units include information regarding USSB programming in their retail packaging and all new DSS unit manufacturers are expected to continue this practice.

PROGRAMMING

     The Company selected its programming based on extensive market research, which indicated that potential DSS customers would have a strong desire for movies and general entertainment targeted at specific family members. As a result, the Company sought multi-year agreements with content providers which offered programming that could satisfy this target market. The Company offers DSS households many of the most widely recognized and popular "premium" and "basic" entertainment channels. The Company currently broadcasts over 800 movies per month and also offers an increasing menu of entertainment and sports events on a pay-per-view basis. The Company expects to direct additional resources to specialty sports events and entertainment specials and may devote at least one of its channels to pay-per-view events. At this time, the Company has no plans to develop or produce its own programming; however, the Company may develop and produce a portion of its own programming in the future.

     The Company delivers premium networks in multichannel format to increase viewer choice and variety. The Company is not aware of any cable system with a comparable level of multichannel premium programming. The Company's research indicates that multichannel programming is a popular attraction with its subscribers, as each programmer generally "counter programs" certain of its multiple channels; I.E., the programmer will, for example, run an action movie, a comedy movie and a family movie in the same general time slot. The Company's delivery of premium channels in multichannel format allows a USSB subscriber to receive multiple channels of a premium service at a price generally paid by cable subscribers for one premium channel.

     The Company offers its programming in a variety of subscription packages, which currently range in price from $7.95 to $34.95 per month. From time to time, the Company may revise its rates for promotional or competitive reasons. In addition, the Company permits subscribers to purchase premium channel packages without requiring them to purchase a basic package, as is generally required with cable. USSB ENTERTAINMENT PLUS is currently purchased by more than 50% of the Company's paying subscribers. Subscription packages are generally purchased monthly, but may also be purchased on a quarterly or annual basis. All subscriptions are billed in advance of their respective time periods.

     The Company also offers a complimentary channel to all DSS unit owners, whether or not they are USSB programming subscribers. This channel is currently utilized by the Company to broadcast marketing messages to maximize viewership of upcoming USSB programming, as well as for public service broadcasting. The Company also broadcasts in Spanish all of the programming which is provided to it with a Spanish language soundtrack.

     Since the DSS system poses no technical barriers to receiving both USSB programming and DIRECTV programming, all purchasers of DSS units have access to more than 200 channels of programming. DIRECTV programming currently includes approximately 50 channels of pay-per-view movies, as well as subscription sports packages, established cable networks and audio services. The Company provides programming that complements DIRECTV's existing programming packages, thus maximizing the consumer appeal of the DSS system. There is currently no overlap between USSB programming and DIRECTV programming.

     The DSS system is also fully compatible with local broadcast signals. DSS households can receive local broadcast signals, either through a standard television antenna or by subscribing to basic cable and can switch between DSS signals and local programming signals with the DSS remote control. According to the Company's research, approximately 56% of DSS households currently receive local programming signals from standard television antennas.

DISTRIBUTION OF DSS UNITS

     The introduction of the DSS unit is widely regarded as the most successful introduction of a major consumer electronics product in United States history. More than 1,000,000 DSS units were shipped to dealers within the first twelve months of its introduction. Comparable dealer shipments of color television, VCRs and compact disc players took eight years, four years and three years, respectively.

     DSS units are currently sold at over 25,000 retail locations, including consumer electronics stores, major department stores, mass merchandisers and discount chains such as Best Buy, Circuit City, Costco, Dayton's, Montgomery Ward, Nobody Beats the Wiz, Radio Shack, Sam's Club, Sears and WalMart, as well as satellite specialty stores. DSS units are also distributed by satellite specialty dealers and organizations such as the National Rural Telecommunications Cooperative, which has approximately 300 affiliates that sell satellite equipment predominately in rural areas.

     In addition, the Company and DIRECTV, Inc. have each entered into marketing arrangements with AT&T whereby AT&T is offering DSS units, as well as USSB and DIRECTV programming, directly to its customer base.

     DSS units are currently manufactured and sold by Thomson (under the "RCA", "GE" and "ProScan" brand names), by Sony Corporation (under the "Sony" brand name) and by Hughes Network Systems (marketed under the "Hughes Network Systems Insight-TM-" brand name). Further, several additional manufacturers, including Daewoo, Panasonic, Samsung, Sanyo, Toshiba, Uniden and Philips/Magnavox have recently started, or have announced plans, to manufacture and sell DSS units.

THE DSS UNIT

     The DSS unit consists of an unobtrusive 18 inch satellite dish, an integrated receiver/decoder similar in size to a VCR and a remote control. The dish, which must be aimed in the direction of the 101 DEG. west longitude orbital location, can be mounted on the exterior of the home. Company research indicates that approximately 60% of purchasers of DSS units choose to install their units themselves, while the balance have their units professionally installed.

     The DSS unit has been designed to be as easy to use as a basic television set. The consumer-friendly remote control allows subscribers to quickly and easily access desired programming via a colorful on-screen program guide and menu system. Subscribers can create lists of favorite channels, limit access to certain types of programming and establish budget limits on pay-per-view selections. The remote control has been designed to be compatible with a wide variety of television sets, allowing subscribers to operate both the television set and the DSS unit with the same remote control.

     The DSS system's interactive programming guide provides program ratings for most programs carried by the premium services and permits parents to set rating limits and "lock out" programming which the subscriber does not wish to receive.

     The DSS system is designed to be available (i.e., free from outages) 99.7% of the time. Outages are generally the result of severe storms passing between the satellite and the customer's dish or between the Company's transmission facility and the satellite.

OPERATIONS

     The Company's program suppliers deliver signals to the Company via commercial satellites, fiber optics or microwave transmissions. These signals are then uplinked, or transmitted, to the Company's transponders on the DBS-1 satellite, through antennas located at the Company's National Broadcast Center in Oakdale, Minnesota. DBS-1 then broadcasts the signal to DSS households. The Company also maintains a separate Auxiliary Broadcast Center which provides redundant uplinking capability.

     All of the Company's video channels are encrypted to prevent unauthorized reception of the signal. The conditional access system utilized in the DSS system, which controls the encryption and decryption of the television signal, was developed and is operated by The News Corporation Limited ("News DataCom").
 The signal processing system, which is responsible for the transmission of audio and video, was developed by Thomson. Both technologies were developed under contract with Hughes and are available for use by the Company pursuant to long-term agreements with Hughes.

     The conditional access system is controlled by a Conditional Access Management Center located in Castle Rock, Colorado, with a backup facility in Los Angeles, California. The conditional access system has many flexible features, allowing for subscription services and pay-per-view services on both an impulse and order-ahead basis.

     The Company's signal processing system and all DSS units, regardless of manufacturer, fully comply with the main profile and the main level of the MPEG 2 digital compression standard. MPEG 2 is an international standard promulgated by the Moving Picture Expert Group. Compliance with MPEG 2 allows DSS unit manufacturers efficiencies in designing and manufacturing receivers. Even though the DSS system is MPEG 2 compliant, it incorporates a number of proprietary technologies and may not be used by other high-power DBS broadcasters unless they obtain a license to such technology from Hughes.

     The Company contracts out customer service and billing functions to BSI Business Services, Inc. ("BSI") (formerly JCPenney Business Services, Inc.) under a long-term agreement. BSI's functions include the handling of orders from subscribers, establishing and maintaining customer accounts, inbound and outbound telemarketing, billing and collections. All of BSI's interactions with subscribers are conducted under the Company's name. The Company seeks to provide the highest levels of customer service and believes that customer service is important in developing customer loyalty and in distinguishing its service from its competitors. To date, the Company's research indicates that 76% of its subscribers were "very satisfied" with the Company's customer service.

SATELLITE

     The Company owns five-sixteenths of DBS-1, including a five transponder payload on the satellite. DBS-1 was manufactured by Hughes and was launched by Arianespace in December 1993. The satellite was designed for a minimum 12-year life from the date of launch; however, the launch was more accurate than initially anticipated and the DBS-1 satellite is estimated to have a 15.5 to
17.2 year life from its launch date. The Company expects that it will make arrangements for a replacement satellite to ensure continuity of its programming service prior to the end of the useful life of DBS-1.

OTHER COMPANY ORBITAL LOCATIONS

     The FCC has issued a Construction Permit and Launch Authority which authorizes the Company to construct high-power DBS systems at 110 DEG. west longitude (three transponders) and 148 DEG. west longitude (eight transponders). In connection with this permit, the Company has entered into a satellite construction contract with Lockheed Martin for the construction of two satellites. The 110 DEG. west longitude orbital location would enable the Company to provide a second high-power DBS service to the continental United States. The 148 DEG. west longitude orbital location would allow the Company to transmit signals effectively to viewers in Alaska and Hawaii who acquire an 18 inch dish and could provide programming between the United States and the Pacific Rim. See "Regulatory Matters."

COMPETITION

     The Company's existing and potential competitors comprise a broad range of companies engaged in communications and entertainment, including cable operators, other satellite program providers, wireless cable operators, television networks and home video products companies, as well as companies developing new technologies. Many of the Company's competitors have greater financial and marketing resources than the Company, and the business of providing subscription and pay television programming is highly competitive. The Company expects that quality and variety of programming, quality of picture and service and cost will be the key bases of competition.

     The Company believes that the DSS system has several advantages, including superior picture and sound quality compared to terrestial broadcasters and most cable operators, its programming variety, its retail distribution network, well-established brand name manufacturers, orbital location and the limited capital expenditures required in the future. The DSS system offers the broadest variety of programming available from any single source and employs the MPEG 2 digital compression standard which, the Company believes, results in a higher picture quality than any other existing domestic television broadcasting system. With the 101 DEG. west longitude orbital slot, the Company (and DIRECTV, Inc.) also have the most desirable location for reaching the entire continental United States with the least possibility of obstruction. The Company believes that the 18 inch dish used in the DSS unit also gives the Company an advantage over many of its competitors, who must generally rely on larger and, in the case of C-band broadcasters, more expensive dishes.

CABLE OPERATORS

     Cable television is currently available for purchase by as much as 96% of the approximately 96 million U.S. television households. The cable television industry is an established provider of television programming, with approximately 63% of total television households subscribing. Cable systems typically offer 30 to 80 channels at an average monthly subscription price of approximately $33.

     Cable television providers benefit from their entrenched position in the domestic consumer marketplace. Additionally, cable subscribers have relatively minimal upfront costs as compared to DSS households, which must purchase (or lease) and install the DSS unit. A DSS subscriber must still utilize a standard television antenna or purchase some level of cable service to acquire local broadcast programming and the total monthly cost of both USSB programming and DIRECTV programming may be higher than a subscriber would pay for cable service.

SATELLITE PROGRAM PROVIDERS

     The FCC authorizes two types of satellite services for transmission of television programming: (i) high-power DBS and (ii) low-power (C-band) and medium-power (Ku-band) DBS. High-power DBS delivers high quality video and audio signals, can be received by an easily installed, 18 inch dish with virtually no signal interference and, depending on the satellite's orbital location, can be broadcast throughout the continental United States from a single satellite. Low- and medium-power DBS were intended by the FCC primarily for commercial use.

     The International Telecommunication Union, an agency of the United Nations, allocated to the United States 32 transponders at each of eight orbital locations for the provision of domestic high-power DBS service. The FCC has issued licenses or construction permits for all orbital locations. The Company expects that it will face competition from other high-power DBS providers in the future, although the number of potential competitors in the high-power DBS market is limited by the number of orbital slots authorized for such service by the FCC and by regulatory authorities of adjoining countries.

HIGH-POWER DBS

     The Company and DIRECTV, Inc. were the first domestic providers of high-power DBS programming. DIRECTV, Inc. broadcasts over 175 channels from the 101 DEG. west longitude orbital location shared with the Company, as compared with up to 25 channels offered by the Company. DIRECTV, Inc. offers a broad range of sports programming and emphasizes pay-per-view movies and events and offers over 50 channels of "basic" programming. While the Company and DIRECTV, Inc. share the goal of promoting the DSS system, they do compete for subscriber revenues once the DSS unit is purchased by the consumer.

     EchoStar Communications Corporation ("EchoStar") launched a high-power DBS satellite in December 1995 at the 119 DEG. west longitude orbital location and commenced marketing activities and broadcasting of up to 75 channels in the spring of 1996. EchoStar offers programming which includes many of the premium and basic channels available on DSS and is aggressively marketing its programming services and satellite dish as an alternative to DSS. EchoStar manufactures the 18 inch satellite dish needed to receive its programming and thereby has greater control over the retail price of its satellite dish than the Company. In addition to its satellite at the 119 DEG. west longitude orbital location, EchoStar has also acquired 24 transponder slots at 148 DEG. west longitude which were auctioned in January 1996 by the FCC, launched a second satellite at 119 DEG. west longitude in September 1996, and has received FCC permission to acquire a majority interest in Direct

Broadcast Satellite Corporation, which has authority for 11 transponder slots at 61.5 DEG. west longitude and 11 transponder slots at 175 DEG. west longitude.

     Tele-Communications, Inc. ("TCI") has undertaken various initiatives to enter the high-power DBS marketplace. PrimeStar Partners ("PrimeStar"), owned primarily by a consortium of cable companies, including TCI, had entered into an agreement to purchase an FCC permit held by Advanced Communications Corporation ("Advanced") for 27 transponder slots at the 110 DEG. west longitude orbital location. However, the FCC revoked the Advanced permit and auctioned the Advanced transponder slots in January 1996. The FCC action has been appealed. While the Court of Appeals for the District of Columbia has affirmed the FCC's decision, it is possible that the parties may seek review by the United States Supreme Court. PrimeStar could use these slots for a high-power DBS service if the FCC is required as a result of legal challenges to reinstate the permit originally issued to Advanced. TCI has also sought to use Canadian-licensed high-power DBS satellites to deliver television programming into the United States and Canada. While the FCC has dismissed TCI's initial license application as premature, TCI has sought reconsideration by the FCC.

     MCI Communications Corp. ("MCI") has acquired the 27 transponder slots which were auctioned by the FCC at 110 DEG. west longitude. MCI has entered into a joint venture with News Corp. to build and launch a high-power DBS broadcasting system at that orbital location and has announced that it intends to be operational by the end of 1997. Any high-power DBS system owned by others at the 110 DEG. west longitude location would be competitive with the Company's existing system at 101 DEG. west longitude. However, the Company also holds an FCC a permit for three transponders at the 110 DEG. west longitude location and has begun to explore its options, including the possibility of arrangements with MCI, for developing its DBS system at the 110 DEG. west longitude orbital location.

LOW AND MEDIUM-POWER DBS

     PrimeStar currently offers a 95-channel medium power broadcast system and leases receivers and three foot satellite dishes to subscribers. Primestar's lease program is widely credited for the success of its medium-power satellite service which, according to trade publications, has approximately 1.3 million subscribers. PrimeStar offers programming which includes many of the premium and basic channels available on DSS. PrimeStar promotes its service as superior to cable and markets to the same general television viewers as the Company.

     AlphaStar, Inc., a subsidiary of Tee-Com Electronics, Inc., offers video programming via AT&T's TelStar satellite, a medium-power DBS satellite. AlphaStar uses MPEG 2 digital compression technology to receive signals via 30 inch satellite dishes.

     Potential competitors may provide television programming at any time by leasing transponders from an existing satellite operator. However, the number of transponders available for lease on any one satellite is generally limited, making it difficult to provide sufficient channels for a viable system.

     The Company also competes with low-power (C-band) systems. These systems, which utilize a 4 to 8 foot dish, in the aggregate serve approximately 2.3 million subscribers.

TELEPHONE COMPANIES

     Certain regional telephone operating companies and long distance telephone companies could become significant competitors of the Company in the future. Certain telephone companies have also received authorization to test market video and other services to certain geographic areas using fiber optic cable and digital compression over existing telephone lines. While significant legal and regulatory issues would need to be resolved before telephone companies could begin to provide programming and other services to their customers on a commercial basis, the Company will experience additional competition if such companies enter the market. Among other things, telephone companies have an existing relationship with virtually every household in their service area, substantial financial resources, an existing infrastructure and may be able to subsidize the delivery of programming through their position as the sole source of telephone service to the home.

WIRELESS CABLE AND OTHER MICROWAVE SYSTEMS

     There are approximately 175 wireless cable systems in the United States, serving approximately 800,000 subscribers. These systems typically offer 20 to 40 channels of programming, which may include local programming; however, these systems will require substantial capital expenditures to upgrade to digital technology. Certain wireless cable companies may become more competitive as a result of recently announced transactions with certain telephone companies. TelQuest Ventures, L.L.C. has requested authority from the FCC to provide a DBS service using a Canadian satellite. TelQuest intends to provide digitized signals to wireless cable operators if the FCC grants TelQuest's applications.

VHF/UHF BROADCASTERS

     Most areas of the United States are covered by traditional terrestrial VHF/UHF broadcasters that typically offer three to ten channels. These stations provide local, network and syndicated programming free of charge.

REGULATORY MATTERS

     The Company is subject to the regulatory authority of the FCC. As a distributor of television programming, the Company is also affected by numerous laws and regulations. Unlike a common carrier, however, the Company is free to set prices and serve customers according to its business judgment without rate of return or certain other types of regulation.

     The FCC has issued a license (the "License") to the Company which allows the Company to broadcast from the 101 DEG. west longitude orbital slot. DIRECTV, Inc. is the only other entity licensed for the 101 DEG. west longitude orbital slot. No other entities can currently obtain transponders at 101 DEG. west longitude.

     The License must be renewed at the end of its ten year term. FCC licenses are generally renewed in the ordinary course, absent misconduct by the licensee. Under the License, the Company is subject to FCC review primarily for the following: (i) standards regarding individual satellites (e.g., meeting minimum financial, legal and technical standards); (ii) avoiding interference with other satellites; and (iii) complying with rules the FCC has established specifically for high-power DBS satellite licenses. USSB II, Inc. ("USSB II"), a wholly owned subsidiary of the Company, holds the License and owns the five transponders. The Company and USSB II have entered into a Transponder Use Agreement, whereby the Company is granted the right to use the transponders. In addition, uplink facilities are separately licensed by the Satellite Radio Branch of the FCC. The Company's National Broadcast Center and its Auxiliary Broadcast Center have each received a Satellite Radio Branch license.

     The FCC has also issued a Construction Permit and Launch Authority (the "Permit") to the Company. The Permit allows the Company to construct and launch high-power DBS systems with three transponders at 110 DEG. west longitude and with eight transponders at 148 DEG. west longitude. The
110 DEG. west longitude orbital slot would enable the Company to provide a second high-power DBS service to the continental United States. The 148 DEG. west longitude slot would allow the Company to transmit signals effectively to viewers in Alaska and Hawaii who acquire an 18 inch dish, and could provide programming between the United States and the Pacific Rim, if the FCC and international regulatory bodies agree to grant the necessary authorizations. The Permit presently requires that these two additional systems be operational by December 1997. In connection with the Permit, the Company has entered into a satellite construction contract with Lockheed Martin for the construction of two satellites. Under this contract, the Company is presently required to make future fixed payments totaling approximately $161 million after having made advance payments of $1.4 million.

     In December 1995, the FCC issued a Report and Order adopting new rules and amending certain existing rules (the "FCC Order"). The FCC Order includes a rule change which releases the Company from its obligations at 148 DEG. west longitude as a condition of maintaining its License at 101 DEG. west longitude and its Permit at 110 DEG. west longitude. Although the FCC Order is subject to certain legal challenges, such challenges do not affect those portions of the Order releasing the Company from its obligations at 148 DEG. west longitude. In addition, in January 1996 the FCC auctioned certain other transponders at 110 DEG. and 148 DEG. west longitude which had been assigned to Advanced Communications Corporation. Although the winning bidders were MCI at 110 DEG. west longitude and EchoStar at 148 DEG. west longitude, the auction is subject to a court challenge.

     The Company does not expect to make a final decision with respect to its transponders at 110 DEG. and 148 DEG. west longitude until it completes certain technical and competitive studies with respect to satellite broadcasting at such locations, until the regulatory and legal situation is clarified, and until the Company has had an opportunity to enter into discussions with MCI and EchoStar regarding the possibilities of sharing satellite construction and launch costs and using the same technology.

     The Telecommunications Act of 1996 (the "Act") significantly deregulated the telecommunications industry and may affect the Company. The Act allows telephone companies to provide high-power DBS service. The Act further clarifies that the FCC has exclusive jurisdiction over high-power DBS service, that criminal penalties may be imposed for piracy of high-power DBS signals, that local zoning and homeowner covenants which impair a viewer's ability to receive DBS signals are preempted except where necessary for safety or historic reasons and that local (but not state) taxes on DBS service are precluded.

RELATIONSHIP WITH HUGHES

     The Company has an important business relationship and course of dealing with Hughes, based on their co-ownership of DBS-1, their shared use of the DSS system (including its underlying technology) and their mutual objective to build and promote consumer acceptance and growth of the DSS system. The relationship with Hughes dates back to 1991 and is based on contractual arrangements and a history of cooperation. The Company and Hughes (or an affiliate of Hughes) are parties to the following agreements:

     SATELLITE PAYLOAD PURCHASE AGREEMENT. In May 1991, the Company entered into a Satellite Payload Purchase Agreement (the "SPPA") with Hughes Communications Galaxy, Inc. ("HCG"). The SPPA provided for the purchase by the Company of a five-sixteenths interest in DBS-1, enabled the Company and DIRECTV, Inc. to share the cost of satellite construction and launch and enabled the Company and DIRECTV, Inc. to become the first high-power DBS satellite broadcasters in the United States. In addition, the SPPA provided that the Company would pay its fair share of the development and/or acquisition costs for the system technology, which includes conditional access, signal processing and other systems. Through this agreement, DIRECTV, Inc. and the Company utilized a common system and avoided any technical barriers to consumers subscribing to both USSB programming and DIRECTV programming.

     TRANSPONDER SERVICE AGREEMENT. The Company also entered into a Transponder Service Agreement with Hughes Communications Satellite Services, Inc. ("HCSS"), whereby HCSS provides telemetry, tracking and control of DBS-1. Pursuant to this Agreement, the Company and HCSS technical personnel are in regular contact, sharing information regarding the satellite and cooperating in managing its operations.

     INTERIM TECHNOLOGY ACCESS AND COORDINATION AGREEMENT. The Company and HCG have entered into an Interim Technology Access and Coordination Agreement, which clarifies certain issues regarding the sharing of the technology underlying the DSS system and sets forth the preliminary agreement on the sharing of development costs. In addition, DIRECTV, Inc. has primary responsibility for security of the DSS system and undertakes initiatives to detect signal piracy and implement countermeasures.

     Even though the Company and DIRECTV, Inc. compete for subscriber revenues from DSS households, there is currently no overlap between USSB programming and DIRECTV programming. Accordingly, both the Company and DIRECTV, Inc. have a common interest in promoting awareness of the DSS system, maximizing DSS unit sales and cooperating in joint marketing efforts to promote the DSS system.


EMPLOYEES

     As of June 30, 1996, the Company employed 116 persons. None of the Company's employees are represented by a union and the Company believes its employee relations are satisfactory.

     In addition, pursuant to an Administrative Services Agreement between the Company and Hubbard Broadcasting, Inc. ("HBI"), the Company's largest shareholder, the Company receives services from certain executives of HBI and the legal, management information systems, tax, risk management, payroll and accounts payable staff of HBI. The Company incurred an aggregate charge of $960,000 for such services in fiscal 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                          AGE            POSITION WITH THE COMPANY
- ----                          ---            -------------------------

Stanley S. Hubbard            63             Chairman of the Board

Stanley E. Hubbard            35             Chief Executive Officer and
                                             President

Robert W. Hubbard             31             Executive Vice President

Gerald D. Deeney              72             Treasurer, Chief Financial
                                             Officer and Secretary

Mary Pat Ryan                 39             Senior Vice President, Marketing

Bernard J. Weiss              42             Vice President,
                                             Finance and Administration

Raymond A. Conover            46             Vice President, Engineering

Carl S. Wegener               43             Vice President, Dealer Marketing

Robert D. Pacek               53             Vice President, Information Systems

Joseph G. Ducey               37             Vice President, Operations

Thomas W. French              36             Vice President, Consumer Marketing

     STANLEY S. HUBBARD is the founder of the Company and serves as its Chairman of the Board. Mr. Hubbard served as Chief Executive Officer of the Company from its inception to November 1995. Mr. Hubbard is also the Chairman of the Board, President and Chief Executive Officer of HBI and divides his professional time between the Company and HBI and its affiliates. Mr. Hubbard is an executive with several other entities affiliated with HBI, including Conus Communications Company Limited Partnership ("Conus"), a satellite news gathering firm. Mr. Hubbard, a graduate of the University of Minnesota, joined HBI in 1951. He and his father, the founder of HBI, were co-recipients of the Distinguished Service Award from the National Association of Broadcasters in 1995. Stanley S. Hubbard is the father of Stanley E. Hubbard and Robert W. Hubbard. Mr. Hubbard is also a director of Fingerhut, Inc.

     STANLEY E. HUBBARD was elected Chief Executive Officer of the Company in November 1995. From February 1993 until November 1995, Mr. Hubbard served as President and Chief Operating Officer of the Company. Prior thereto, he served as Vice President of the Company. He has been a director of the Company since 1991. Mr. Hubbard has also been a Vice President of HBI for more than five years and has a broad range of television experience. He holds positions in other affiliated companies, including director of HBI. Mr. Hubbard is also a director of First Team Sports, Inc.

     ROBERT W. HUBBARD was elected Executive Vice President of the Company in February 1993 and elected a director of the Company in September 1992. Mr. Hubbard has a broad range of television experience with various HBI affiliates and divides his professional time between the Company and HBI and its affiliates. Mr. Hubbard is also a director of HBI and serves as President of its television group.

     GERALD D. DEENEY was elected Treasurer of the Company in June 1981, Chief Financial Officer of the Company in September 1995 and Secretary in January 1996. Mr. Deeney has been with HBI for more than thirty four years and has been Vice President and Treasurer of HBI for more than twenty five years. In 1992, Mr. Deeney was elected a director of HBI.

     MARY PAT RYAN joined the Company as Vice President, Marketing in February 1994 and now is Senior Vice President, Marketing. From 1983 to 1993, Ms. Ryan was at Kobs & Draft, the fourth largest direct marketing agency in the world, and served as Executive Vice President and Director of Client Services. At Kobs & Draft, Ms. Ryan managed marketing programs for HBO's Cable and Satellite Divisions, Time Warner Cable, The Sega Channel and American Express Travelers Cheque Group, and oversaw all administrative, business development and training functions for client services.

     BERNARD J. WEISS joined the Company in January 1994 and has been Vice President of Finance and Administration of the Company since January 1995. From April 1990 until January 1994, Mr. Weiss served in various financial and operating positions at Northwest Airlines. Inc., including Director of Budgets and Analysis. From June 1986 to 1990, Mr. Weiss served as Vice President and acting division head of the media and communications division of First Banks. Mr. Weiss is a Certified Public Accountant.

     RAYMOND A. CONOVER has been Vice President of Engineering of the Company since March 1994. Mr. Conover has held various positions with HBI and its affiliates since 1972, most recently as Vice President and Director of Engineering of Conus.

     CARL S. WEGENER joined the Company in 1993 as Director of Consumer Electronics Marketing and was promoted to Vice President, Dealer Marketing, in December 1994. Mr. Wegener has 20 years of experience in the consumer electronics industry, including positions with RCA and Philips N.V.

     ROBERT D. PACEK joined the Company as Vice President, Information Services in March 1996. From September 1992 to March 1996, Mr. Pacek was Vice President, Operations, of Advance, Inc., a consulting firm retained by the Company in the area of information services. For three years prior thereto, he was Director of Information Services in the United States Navy.

     JOSEPH G. DUCEY was appointed Vice President, Operations in July 1996. From June 1991 to July 1996, he had been employed by HBI and affiliates in a number of engineering/research positions, including Engineering Program Manager for Conus and Director of Technical Operations.

     THOMAS W. FRENCH joined the Company in May of 1994 as Director of Consumer Marketing and served in that position until July 1996, when he was appointed Vice President, Consumer Marketing. From June 1990 to May 1994, he was a Senior Brand Manager for Hiram Walker.

                               ITEM 2.  PROPERTIES

     The Company utilizes the following facilities:

         FACILITY                   LOCATION        SQUARE FOOTAGE      OWNED OR LEASED
         --------                   --------        --------------      ---------------
Executive Offices             St. Paul, Minnesota       9,400         Leased from HBI (a)
National Broadcast Center     Oakdale, Minnesota       20,500         Owned
Auxiliary Broadcast Center    St. Paul, Minnesota       1,300         Antennas and
                                                                      equipment are
                                                                      owned by the
                                                                      Company; roof site
                                                                      for antennas is
                                                                      leased from HBI (a)

- ----------
(a) The lease for the Company's executive offices expires on June 30, 1997. The Company expect to renew this lease in the ordinary course. The Auxiliary Broadcast Center lease expires on June 30, 1999 and includes three five-year renewal options.

     The Company believes that its executive offices are adequate for its office and administrative purposes for the foreseeable future and that its National Broadcast Center is sufficient for its signal reception, signal processing and uplinking facilities for the foreseeable future. The Company's telemarketing, customer service and billing functions are performed for it on a contract basis by third parties and do not require the use of Company facilities.

                           ITEM 3.  LEGAL PROCEEDINGS

     The Company is exposed to litigation encountered in the normal course of business. In the opinion of management, the resolution of the litigation matters of which the Company is aware will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended June 30, 1996.

                                     PART II

           ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

     The Company's Class A Common stock trades on the Nasdaq National Market under the symbol "USSB." The following table sets forth the high and low closing sales prices for such stock as reported on the Nasdaq National Market for each quarter since the initial public offering of the Company's Class A Common stock:

                                                    HIGH           LOW
                                                    ----           ---
          Year ended June 30, 1996:
          -------------------------
  Third Quarter ended March 31, 1996              $34.75         $27.75
  Fourth Quarter ended June 30, 1996              $37.75         $31.25


     On September 23, 1996, the last reported sale price of the Company's Class A Common stock was $24.875 per share. At that date, the Company had 643 Class A Common shareholders of record.

     The Company has not paid any cash dividends on its Class A Common stock and does not intend to pay cash dividends for the foreseeable future. Earnings will be retained for use in the operation and expansion of the Company's business.

                  ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

     Information required by this item is set forth in the Company's 1996 Annual Report to Shareholders on page 16, under the heading "Selected Financial and Operating Data," and is incorporated herein by reference.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Information required by this item is set forth in the Company's 1996 Annual Report to Shareholders on pages 17 to 22, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is set forth in the Company's 1996 Annual Report to Shareholders on pages 23 to 35, in the consolidated financial statements and notes, and on page 36, under the heading "Report of Independent Public Accountants," and is incorporated herein by reference.

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 20, 1996, under the heading "Election of Directors" and under the heading "Compliance with Section 16(a) of the Exchange Act," and is incorporated herein by reference. Information regarding executive officers of the Company is contained in Part I, Item 1 of this Form 10-K.

                        ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 20, 1996, under the heading "Compensation of Directors and Executive Officers," (except for the information set forth under the subcaptions "Compensation Committee Report" and "Share Investment Performance," which subsections are not incorporated herein) and is incorporated herein by reference.

               ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

     Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 20, 1996, under the heading "Principal Shareholders" and is incorporated herein by reference.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 20, 1996, under the heading "Certain Transactions," and is incorporated herein by reference.

                                     PART IV

                ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a)  1.   CONSOLIDATED FINANCIAL STATEMENTS

          The following financial statements are included in the company's 1996 Annual Report to Shareholders and are incorporated in Part II, Item 8 of this Form 10-K by reference:

          Report of Independent Public Accountants

          Consolidated Statements of Operations for the Years Ended June 30, 1996, 1995 and 1994

          Consolidated Balance Sheets as of June 30, 1996 and 1995

          Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1996, 1995 and 1994

          Consolidated Statements of Cash Flows for the Years Ended June 30, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULES

          All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule.

      3.  EXHIBITS

          The following exhibits are filed as part of this Annual Report or, where indicated, were previously filed and are hereby incorporated by reference.

Exhibit No.    Exhibit Description
- -----------    -------------------
      1.1      Form of Underwriting Agreement (1)
      1.2      Form of Subscription Agreement (1)

      3.1      Restated Articles of Incorporation (1)

      3.2      Bylaws (1)

      3.3      Form of Second Restatement of the Articles of Incorporation (1)

      3.4      Form of Amended and Restated Bylaws (1)

      4.1      Form of Stock Certificate (1)

     10.1 United States Satellite Broadcasting Company, Inc. 1995 Stock Option Plan (1)*

     10.2 Sales Agency Agreement, dated December 22, 1993, between Thomson Consumer Electronics, Inc. and United States Satellite Broadcasting Company, Inc. (1)**

     10.3 Credit Agreement, dated December 22, 1994, among United States Satellite Broadcasting Company, Inc., as Borrower, USSB II, Inc., as Guarantor, First Bank National Association, as Administrative Agent, and Kleinwort Benson Limited and Internationale Nederlanden Lease Ireland B.V., Dublin Branch, as Managing Agents, and the Lenders signatory thereto (1)

     10.4 Consulting Services Agreement, dated November 1, 1995 between Conus Communications Company Limited Partnership and United States Satellite Broadcasting Company, Inc. (2)

     10.5 Guarantor Security Agreement, dated December 22, 1994, made by USSB II, Inc. in favor of First Bank National Association (1)

     10.6 Borrower Security Agreement, dated December 22, 1994, made by United States Satellite Broadcasting Company, Inc. in favor of First Bank National Association (1)


     10.7 Stock Pledge Agreement, dated December 22, 1994, between United States Satellite Broadcasting Company, Inc. and First Bank National Association (1)

     10.8 Stock Pledge Agreement, dated December 22, 1994, between Hubbard Broadcasting, Inc. and First Bank National Association (1)

     10.9 Pledge Agreement, dated December 22, 1994, made by United States Satellite Broadcasting Company, Inc. in favor of First Bank National Association (1)

     10.10 Mortgage, Security Agreement, Financing Statement and Assignment of Rents, dated December 22, 1994, by United States Satellite Broadcasting Company, Inc. in favor of First Bank National Association (1)

     10.11 Service Agreement, dated January 1, 1994 between Conus Communications Company Limited Partnership and United States Satellite Broadcasting Company, Inc. (1)

     10.12 Indenture, dated May 1994, between Hubbard Broadcasting, Inc. and United States Satellite Broadcasting Company, Inc. (1)

     10.13 Satellite Payload Purchase Agreement, dated May 31, 1991, between Hughes Communications Galaxy, Inc. and United States Satellite Broadcasting Company, Inc., as amended (1)**

     10.14 Interim Technology Access and Coordination Agreement, dated June 17, 1993, between Hughes Communications Galaxy, Inc. and United States Satellite Broadcasting Company, Inc. (1)**

     10.15 Transponder Service Agreement, dated May 31, 1991, between Hughes Communications Satellite Services, Inc. and United States Satellite Broadcasting Company, Inc. (1)**

     10.16 Processing Agreement, dated March 5, 1993, between JCPenney Business Services, Inc. and United States Satellite Broadcasting Company, Inc. (1)**

     10.17     Auxiliary Broadcast Center Lease (1)

     10.18 Form of Subscription Agreement, Letter of Investment Intent and Investor's Rights Agreement (1)

     10.19 Administrative Services Agreement, effective July 1, 1994, between United States Satellite Broadcasting Company, Inc. and Hubbard Broadcasting, Inc. (1)

     10.20 Tax Sharing Agreement between United States Satellite Broadcasting Company, Inc. and Hubbard Broadcasting, Inc. (1)

     10.21 6-Channel Direct Broadcast Satellite Contract, originally dated June 15, 1984, between Lockheed Martin Corporation (formerly RCA Corporation) and United States Satellite Broadcasting Company, Inc., as amended (1)**

     10.22 Amendment No. 10, dated December 18, 1995, to Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc. (1)**

     10.23 Administrative Services Agreement, effective July 1, 1996, between United States Satellite Broadcasting Company, Inc. and Hubbard Broadcasting, Inc. (2)

     13.1 Selected Portions of the Company's 1996 Annual Report to Shareholders (2)

     21.1      Subsidiary of the Company (2)

     23.1      Consent of Arthur Andersen LLP (2)

     24.1      Powers of Attorney (2)

     27.1      Financial Data Schedule (2)

- ---------------
* Denotes management contract or compensatory plan or arrangement in which certain directors and named executive officers participate.

** Portions of these documents were redacted and filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended, in connection with the filing of the Registration Statement described in note (1) below.

     (1) Pursuant to Rule 12b-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Registration Statement on Form S-1, File No. 33-99906.

     (2)  Filed herewith.

(b)  REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 26, 1996               UNITED STATES SATELLITE
                                        BROADCASTING COMPANY, INC.


                                        By:      /s/  Stanley E. Hubbard
                                           -------------------------------------
                                           Stanley E. Hubbard
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                              Title                            Date
           ---------                              -----                            ----
  /s/  Stanley S. Hubbard          Chairman of the Board                   September 26, 1996
- ------------------------------
 Stanley S. Hubbard

  /s/  Stanley E. Hubbard          Chief Executive Officer, President,     September 26, 1996
- ------------------------------     and Director
Stanley E. Hubbard                 (Principal Executive Officer)

  /s/  Robert W. Hubbard           Executive Vice President and            September 26, 1996
- ------------------------------     Director
Robert W. Hubbard


  /s/  Gerald D. Deeney            Treasurer and Chief Financial Officer   September 26, 1996
- ------------------------------     (Principal Financial and Accounting
Gerald D. Deeney                   Officer)

  /s/  Herbert S. Schlosser*       Director                                September 26, 1996
- ------------------------------
Herbert S. Schlosser

  /s/  David S. Allen*             Director                                September 26, 1996
- ------------------------------
David S. Allen


  /s/  Dennis J. Brownlee*         Director                                September 26, 1996
- ------------------------------
Dennis J. Brownlee

  /s/  Frank N. Magid*             Director                                September 26, 1996
- ------------------------------
Frank N. Magid

  /s/  Peter G. Skinner*           Director                                September 26, 1996
- ------------------------------
Peter G. Skinner

  /s/  William D. Savoy*           Director                                September 26, 1996
- ------------------------------
William D. Savoy

  /s/  John W. Marvin*             Director                                September 26, 1996
- ------------------------------
John W. Marvin

  /s/  Ward L. Quaal*              Director                                September 26, 1996
- ------------------------------
Ward L. Quaal

  /s/  Kenneth G. Langone*         Director                                September 26, 1996
- ------------------------------
Kenneth G. Langone

  /s/  Louis G. Zachary, Jr.*      Director                                September 26, 1996
- ------------------------------
Louis G. Zachary, Jr.

  /s/  Peter F. Frenzer*           Director                                September 26, 1996
- ------------------------------
Peter F. Frenzer

*By  /s/  Stanley E. Hubbard                                               September 26, 1996
    ---------------------------
Stanley E. Hubbard,
Attorney-in-fact

                  UNITED STATES SATELLITE BROADCASTING COMPANY, INC.

                   INDEX OF EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                       FOR THE FISCAL YEAR ENDED JUNE 30, 1996


Exhibit No.   Exhibit Description
- -----------   -------------------

  1.1         Form of Underwriting Agreement (1)

  1.2         Form of Subscription Agreement (1)

  3.1         Restated Articles of Incorporation (1)

  3.2         Bylaws (1)

  3.3         Form of Second Restatement of the Articles of Incorporation (1)

  3.4         Form of Amended and Restated Bylaws (1)

  4.1         Form of Stock Certificate (1)

  10.1 United States Satellite Broadcasting Company, Inc. 1995 Stock Option Plan (1)*

  10.2 Sales Agency Agreement, dated December 22, 1993, between Thomson Consumer Electronics, Inc. and United States Satellite Broadcasting Company, Inc. (1)**

  10.3 Credit Agreement, dated December 22, 1994, among United States Satellite Broadcasting Company, Inc., as Borrower, USSB II, Inc., as Guarantor, First Bank National Association, as Administrative Agent, and Kleinwort Benson Limited and Internationale Nederlanden Lease Ireland B.V., Dublin Branch, as Managing Agents, and the Lenders signatory thereto (1)

  10.4 Consulting Services Agreement, dated November 1, 1995 between Conus Communications Company Limited Partnership and United
              States Satellite Broadcasting Company, Inc. (2) .................

  10.5 Guarantor Security Agreement, dated December 22, 1994, made by USSB II, Inc. in favor of First Bank National Association (1)

  10.6 Borrower Security Agreement, dated December 22, 1994, made by United States Satellite Broadcasting Company, Inc. in favor of First Bank National Association (1)

  10.7 Stock Pledge Agreement, dated December 22, 1994, between United States Satellite Broadcasting Company, Inc. and First Bank National Association (1)

  10.8 Stock Pledge Agreement, dated December 22, 1994, between Hubbard Broadcasting, Inc. and First Bank National Association (1)

  10.9 Pledge Agreement, dated December 22, 1994, made by United States Satellite Broadcasting Company, Inc. in favor of First Bank National Association (1)

  10.10 Mortgage, Security Agreement, Financing Statement and Assignment of Rents, dated December 22, 1994, by United States Satellite Broadcasting Company, Inc. in favor of First Bank National Association (1)

  10.11 Service Agreement, dated January 1, 1994 between Conus Communications Company Limited Partnership and United States Satellite Broadcasting Company, Inc. (1)

  10.12 Indenture, dated May 1994, between Hubbard Broadcasting, Inc. and United States Satellite Broadcasting Company, Inc. (1)

  10.13 Satellite Payload Purchase Agreement, dated May 31, 1991, between Hughes Communications Galaxy, Inc. and United States Satellite Broadcasting Company, Inc., as amended (1)**

  10.14 Interim Technology Access and Coordination Agreement, dated June 17, 1993, between Hughes Communications Galaxy, Inc. and United States Satellite Broadcasting Company, Inc. (1)**

  10.15 Transponder Service Agreement, dated May 31, 1991, between Hughes Communications Satellite Services, Inc. and United States Satellite Broadcasting Company, Inc. (1)**

  10.16 Processing Agreement, dated March 5, 1993, between JCPenney Business Services, Inc. and United States Satellite Broadcasting Company, Inc. (1)**

  10.17       Auxiliary Broadcast Center Lease (1)

  10.18 Form of Subscription Agreement, Letter of Investment Intent and Investor's Rights Agreement (1)

  10.19 Administrative Services Agreement, effective July 1, 1994, between United States Satellite Broadcasting Company, Inc. and Hubbard Broadcasting, Inc. (1)

  10.20 Tax Sharing Agreement between United States Satellite Broadcasting Company, Inc. and Hubbard Broadcasting, Inc. (1)

  10.21 6-Channel Direct Broadcast Satellite Contract, originally dated June 15, 1984, between Lockheed Martin Corporation (formerly RCA Corporation) and United States Satellite Broadcasting Company, Inc., as amended (1)**

  10.22 Amendment No. 10, dated December 18, 1995, to Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc. (1)**

  10.23 Administrative Services Agreement, effective July 1, 1996, between United States Satellite Broadcasting Company, Inc. and
              Hubbard Broadcasting, Inc. (2)...................................

   13.1       Selected portions of the Company's 1996 Annual Report to
              Shareholders (2).................................................

   21.1       Subsidiary of the Company (2)....................................

   23.1       Consent of Arthur Andersen LLP (2)...............................

   24.1       Powers of Attorney (2)...........................................

   27.1       Financial Data Schedule (2)......................................


* Denotes management contract or compensatory plan or arrangement in which certain directors and named executive officers participate.

** Portions of these documents were redacted and filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended, in connection with the filing of the Registration Statement described in note (1) below.

(1) Pursuant to Rule 12b-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Registration Statement on Form S-1, File No. 33-99906.

(2) Filed herewith.