Form 10-Q
period 1996-09-30
UNITED STATES SATELLITE BROADCASTING CO INC
filed 1996-11-12
CIK 1004314

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------





                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549
                                   ----------------

                                      FORM 10-Q


(Mark One)
   /X/             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                     3415 UNIVERSITY AVENUE, ST. PAUL, MN  55114
                 (Address of principal executive offices) (zip code)

                                    (612) 642-4500
                 (Registrant's telephone number, including area code)

                                         N/A
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES   X   NO
                                      -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at November 1, 1996
                 -----                          -------------------------------

    Class A Common Stock, $.0001 par value:           14,823,200 Shares

    Common Stock, $.0001 par value:                   74,987,575 Shares


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
             REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                        INDEX



PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
    Item 1.   Financial Statements

              Consolidated Statements of Operations                          3

              Consolidated Balance Sheets                                    4

              Consolidated Statements of Cash Flows                          6

              Notes to Consolidated Interim Financial Statements             7

    Item 2.   Management's Discussion and Analysis                          10

PART II. OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K                              17

                            PART 1.  FINANCIAL INFORMATION

                            ITEM 1.  FINANCIAL STATEMENTS

          UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      UNAUDITED

                                                         For the three Months
                                                          Ended September 30
                                                       ------------------------
                                                         1996           1995
                                                       ----------    ----------

    PROGRAMMING REVENUES                               $  79,244     $  30,720
    COST OF PROGRAMMING                                   52,246        20,064
                                                       ----------    ----------
    GROSS MARGIN                                          26,998        10,656

    OPERATING EXPENSES:
      Selling and marketing                               31,820        16,445
      Depreciation and amortization                        4,309         4,961
      General and administrative                          10,196        11,095
      Engineering and operations                           2,160         1,238
      Commissions to dealers                               3,484         1,808
                                                       ----------    ----------
        Net operating loss                               (24,971)      (24,891)

    OTHER (INCOME) EXPENSE:
      Interest expense                                         -         2,394
      Interest (income)                                   (1,429)         (405)
      Other                                                  (60)          279
                                                       ----------    ----------
        Loss before income taxes                         (23,482)      (27,159)

    INCOME TAX PROVISION                                       -          -
                                                       ----------    ----------
        Net loss                                       $ (23,482)    $ (27,159)
                                                       ----------    ----------
                                                       ----------    ----------
        Net loss per share                             $   (0.26)    $   (0.30)
                                                       ----------    ----------
                                                       ----------    ----------
        Weighted average shares outstanding               89,841        89,811
                                                       ----------    ----------
                                                       ----------    ----------

     The accompanying notes are an integral part of these consolidated financial statements.

          UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                        ASSETS




                                                       Sept. 30,     June 30,
                                                         1996          1996
                                                      -----------   ----------
                                                      (unaudited)
    CURRENT ASSETS:
       Cash and cash equivalents                      $  101,743    $  114,166
       Trade accounts receivable, net                     33,286        26,271
       Prepaid expenses and other current assets           5,052         2,865
                                                      ----------    ----------
         Total current assets                            140,081       143,302
                                                      ----------    ----------

    PROPERTY AND EQUIPMENT:
       Land                                                  351           351
       Buildings and improvements                          4,866         4,785
       Equipment                                         128,469       127,366
                                                      ----------    ----------
                                                         133,686       132,502
    Less - Accumulated depreciation                      (56,328)      (52,019)
                                                      ----------    ----------
         Total property and equipment, net                77,358        80,483
                                                      ----------    ----------

    OTHER ASSETS:
       Satellite deposits                                  1,385         1,380
       Long-term investments, consisting of
        U.S. Treasury securities                           6,903         6,836
       Other                                               2,559           142
                                                      ----------    ----------
         Total other assets                               10,847         8,358
                                                      ----------    ----------

                                                      $  228,286    $  232,143
                                                      ----------    ----------
                                                      ----------    ----------

     The accompanying notes are an integral part of these consolidated financial statements.

          UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                  Sept. 30,      June 30,
                                                                    1996           1996
                                                                 -----------    -----------
                                                                 (unaudited)
    CURRENT LIABILITIES:
       Accounts payable and accrued expenses                     $  52,137      $  38,147
       Deferred revenue                                             31,126         29,894
                                                                 -----------    -----------
         Total current liabilities                                  83,263         68,041
                                                                 -----------    -----------
    LONG TERM LIABILITIES
       Due to HBI                                                   10,495         10,430
       Other                                                         4,051            -
                                                                 -----------    -----------
         Total long term liabilities                                14,546         10,430
                                                                 -----------    -----------

    COMMITMENTS AND CONTINGENCIES (Note 4)
    SHAREHOLDERS' EQUITY
       Preferred Stock, $.01 par value, 50 million shares
       authorized; none issued or outstanding                          -              -
       Class A Common Stock -
         Participating, voting, $.0001 par value, 500 million
         shares authorized, 14,823,200 shares issued and
         outstanding at September 30, 1996 and 12,601,250 at
         June 30, 1996                                                   1              1
       Common Stock -
         Participating, voting, $.0001 par value, 100 million
         shares authorized, 74,987,575 shares issued and
         outstanding at September 30, 1996 and 77,209,525 at
         June 30, 1996                                                   8              8
       Additional paid-in capital                                  378,114        378,114
       Accumulated deficit                                        (244,395)      (220,914)
       Unrealized loss on investments                                  (49)          (105)
                                                                 -----------    -----------
                                                                   133,679        157,104
       Unused media credits                                         (3,202)        (3,432)
                                                                 -----------    -----------
         Total shareholders' equity                                130,477        153,672
                                                                 -----------    -----------
                                                                 $ 228,286      $ 232,143
                                                                 -----------    -----------
                                                                 -----------    -----------


     The accompanying notes are an integral part of these consolidated financial statements.

          UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)
                                      UNAUDITED

                                                                      For the Three
                                                                       Months Ended
                                                                       September 30
                                                                ---------------------------
                                                                   1996            1995
                                                                ------------   ------------
    OPERATING ACTIVITIES:
       Net Loss                                                 $  (23,482)    $  (27,159)
       Adjustments to reconcile net loss to net cash used in
       operating activities -
         Depreciation and amortization                               4,309          4,961
         Interest accretion, net                                       -              359
         Media credits utilized                                        230            159
         Change in operating items:
            Receivables and other current assets                    (9,202)        (3,399)
            Accounts payable and accrued expenses                   13,990          7,171
            Deferred revenue                                         1,232          2,801
            Other                                                    1,619           (316)
                                                                ------------   ------------
            Net cash used in operating activities                  (11,304)       (15,423)
                                                                ------------   ------------
    INVESTING ACTIVITIES:
       Purchase of and deposits on equipment                        (1,184)          (384)
                                                                ------------   ------------
            Net cash used in investing activities                   (1,184)          (384)
                                                                ------------   ------------
    FINANCING ACTIVITIES:
       Advances from affiliated companies, net                          65          6,952
       Proceeds from debt borrowings                                   -           20,394
                                                                ------------   ------------
            Net cash provided by financing activities                   65         27,346
                                                                ------------   ------------
            Increase (decrease) in cash and cash equivalents       (12,423)        11,539

    CASH AND CASH EQUIVALENTS, beginning of period                 114,166         12,498
                                                                ------------   ------------
    CASH AND CASH EQUIVALENTS, end of period                    $  101,743     $   24,037
                                                                ------------   ------------
                                                                ------------   ------------

    SUPPLEMENTARY CASH FLOW INFORMATION:
       Cash paid during the period for -
         Interest                                               $      -       $    1,441
         Income taxes                                                  -              -
                                                                ------------   ------------
                                                                ------------   ------------


     The accompanying notes are an integral part of these consolidated financial statements.

          UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS



NOTE 1.  ORGANIZATION:

United States Satellite Broadcasting Company, Inc. and Subsidiary ("USSB" or the "Company") provide subscription television programming via a high-power direct broadcast satellite ("DBS") to households throughout the continental United States. The Company broadcasts a high quality digital television signal using the Digital Satellite System ("DSS-Registered Trademark-"). The Company's programming is available to customers who have a DSS unit, which consists of an 18-inch satellite dish, a receiver/decoder and a remote control. All of the Company's gross revenues and identifiable assets relate to the Company's activities in this industry.

Hubbard Broadcasting, Inc. ("HBI") beneficially owned 51.8% of the Company as of June 30, 1996 and September 30, 1996, and had approximately 60.8% of the combined voting power with respect to all matters submitted for the vote of all shareholders at September 30, 1996.

NOTE 2.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial statements and, therefore, do not include all information and disclosures required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods presented are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the June 30, 1996 consolidated financial statements, the notes thereto, and the Company's Annual Report on Form 10-K.

NOTE 3.  RECAPITALIZATION AND INITIAL PUBLIC OFFERING:

In the first quarter of fiscal 1996, the Company decided to proceed with an initial public offering of its Class A Common Stock. In connection with the offering, on January 31, 1996, the Company effected a recapitalization of the Company's capital structure.

Prior to the recapitalization, the Company's capitalization consisted of two classes of common stock (referred to herein as "old common stock" and "old class A common stock"). Terms of the recapitalization included (i) a change in the authorized capital of the Company to consist of 100,000,000 shares of Common Stock, 500,000,000 shares of Class A Common Stock and 50,000,000 shares of undesignated Preferred Stock; (ii) the conversion of the Company's old common stock and old class A common stock into shares of Common Stock; (iii) the conversion of certain convertible subordinated promissory notes into shares of Common Stock and the cancellation of the warrants issued to the holders of those notes; (iv) a 75-for-one split of the new capital stock; and (v) the contribution by HBI of 8,300,000 shares of Common Stock in connection with the public offering and 7,411,950 shares of Common Stock in connection with conversion of the convertible subordinated promissory notes, pursuant to HBI's agreements with certain current shareholders, in order to prevent those shareholders from experiencing dilution in their ownership of the Company. The Company's consolidated financial statements are presented as if the above changes in authorized capital and the 75-for-one split of new capital stock had been effective for all periods presented.

The offering (which closed on February 6, 1996) consisted of the sale by the Company of 8,300,000 shares of Class A Common Stock at $27.00 per share, generating proceeds of approximately $206.2 million, net of underwriting commissions and other expenses incurred in connection with the offering.

Pursuant to the overallotment provisions in the underwriting agreement, certain shareholders who had purchased shares of the Company's capital stock in previous private placements sold 1,245,000 shares of newly converted Class A Common Stock in connection with the offering. The Company did not receive any of the proceeds of such sales.

On May 1, 1996, approximately 3.1 million shares of the Company's Common Stock, with 10 votes per share, automatically converted to Class A Common Stock, with one vote per share, at a conversion ratio of 1:1. On July 30, 1996, the remainder of the Company's Common Stock, with 10 votes per share, became eligible, at the option of the holders thereof, to convert into Class A Common Stock, with one vote per share, at a conversion ratio of 1:1.

NOTE 4.  COMMITMENTS AND CONTINGENCIES:

REGULATORY MATTERS

USSB II, Inc. (a wholly owned subsidiary of the Company) holds a license from the Federal Communications Commission (the "FCC") to broadcast from five transponders at 101DEG. west longitude (the "License"). The Company must continue to maintain the License to operate its business. The License expires in June 1999 and is renewable at ten-year intervals. Although the Company expects to obtain such renewals in the ordinary course, there can be no assurance that such renewals will be granted.

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

The FCC has also granted the Company a Construction Permit and Launch Authority (the "Permit"), held by USSB II, for satellites with three transponders at 110DEG. west longitude and eight transponders at 148DEG. west longitude. The Permit requires the Company to comply with specified construction and launch schedules. The FCC has the authority to revoke the Permit if the Company fails to comply with the FCC schedule for construction and launch. In connection therewith, the Company has entered into a satellite construction contract with Lockheed Martin Astro Space Corp. ("Lockheed Martin") for the construction of the two satellites (see below).

While the Company has generally been successful to date with respect to compliance with regulatory matters, there can be no assurance that the Company will succeed in obtaining and maintaining all requisite regulatory approvals for its operations.

LOCKHEED MARTIN ASTRO SPACE AGREEMENT

The Company has an agreement with Lockheed Martin to construct two direct broadcast satellites under a contract, as amended, requiring future fixed payments of approximately $161 million after advance payments of $1.4 million, with additional incentive payments of approximately $20 million contingent on satellite performance.
While this agreement is cancelable in whole or in part at the option of the Company, such cancellation would require forfeiture of any cumulative advanced deposits and progress payments made, plus reimbursement of 125% of any costs incurred by Lockheed Martin in excess of such cumulative payments forfeited. Under this agreement, the satellite construction and future payments may be adjusted from the above amounts using an inflation factor. The Company's obligation to proceed with satellite construction at 148DEG. west longitude as a condition of maintaining its License at 101DEG. west longitude and its Permit at 110DEG. west longitude has been eliminated by an FCC Order issued in December 1995. Although the FCC Order has been appealed, the appeal does not challenge those portions of the Order releasing the Company from its obligations at 148DEG. west longitude. If satellite construction proceeds as scheduled under the agreement with Lockheed Martin, as amended effective September 30, 1996, aggregate amounts due are scheduled in the fiscal years as follows: $39.5 million in 1997, $69.5 million in 1998, $39.5 million in 1999, $12.2 million in 2000, and $0.5 million in 2001.

ADVERTISING AND PROMOTIONS

The Company has entered into commitments to purchase or participate in joint purchases of broadcast, print and other media for advertising and promotional purposes. At September 30, 1996, such commitments totaled $31.7 million due in fiscal 1997, with the noncancelable portion of such commitments totaling $27.9 million.

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

MANUFACTURER INCENTIVE PROGRAM

On August 26, 1996, the Company, together with DIRECTV, Inc. (the Company's DSS partner) announced that it had entered into financial incentive arrangements with certain manufacturers of DSS equipment to assist these manufacturers in lowering the price of DSS units. Such arrangements, which run for up to four years depending on manufacturer, commit the Company to pay the manufacturers over a five-year period from the date new DSS households are authorized to receive a free introductory month of USSB's Entertainment Plus-Registered Trademark- programming package. The liability for such commitment is established and recorded upon activation of the related DSS unit. A portion of the liability is charged to expense with the remaining balance deferred and amortized over a three year period. While the amounts to be incurred by the Company under these arrangements cannot be precisely estimated at this time, for fiscal 1997 the Company expects such expense to range from approximately $20 to $30 million and related cash payments to range from approximately $5 to $10 million. As the levels of retail DSS unit sales increase, the expense and cash flow related to these arrangements will increase accordingly.

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


Forward-looking statements contained in this Report on Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty and that the Company faces a number of risks as it develops its commercial operations. Among the factors that could cause actual results to differ materially are the following: the uncertain level of ultimate demand for DSS and USSB's programming; product offerings and pricing strategies of competitors; dependence on third-party programmers and upon Hughes Electronics Corporation; dependence on a single DBS satellite and broadcast facility; dependence on continued effectiveness of the security and signal encryption features of the DSS system; potentially adverse governmental regulation and actions; and overall economic conditions. In addition, the Telecommunications Act of 1996 significantly deregulated the telecommunications industry. The effect of such deregulation on the Company's business, results of operations and financial condition cannot be predicted.

OVERVIEW

United States Satellite Broadcasting Company, Inc. ("USSB" or the "Company") provides subscription television programming via a high-power direct broadcast satellite ("DBS") to households throughout the continental United States. The Company broadcasts a high quality digital television signal using the Digital Satellite System ("DSS-Registered Trademark-"). The Company's programming is available to customers who have a DSS unit, which consists of an 18-inch satellite dish, a receiver/decoder and a remote control. All of the Company's gross revenues and identifiable assets relate to the Company's activities in this industry.

The Company commenced commercial operations in June 1994, and has not generated net earnings to date. Management expects that the Company will experience net losses in fiscal 1997 and that net losses will continue for the foreseeable future as the Company continues to build its subscriber base.

The potential market for the Company's programming continues to grow steadily. The introduction of DSS units is widely regarded as the most successful introduction of a major consumer electronics product in United States history. At September 30, 1996, approximately 1.94 million consumer households were authorized to receive DSS service ("DSS households"), up from 1.70 million at June 30, 1996.


SUMMARY OF SUBSCRIBER AND REVENUE DATA

Management currently measures the Company's performance by two key measures: subscriber base and revenues.

The number of USSB paying subscribers grew to approximately 1,045,000 at September 30, 1996 from approximately 918,000 at June 30, 1996. Approximately 134,000 additional households were receiving a free promotional month of USSB programming as of September 30, 1996.

In addition to tracking the absolute number of subscribers, management assesses the Company's penetration of its potential DSS market by comparing the number of USSB paying subscribers to the total number of households with active DSS units that have received the free promotional month of USSB's Entertainment Plus-Registered Trademark- programming ("convertible households"). As of September 30, 1996, the Company achieved a penetration of convertible households of approximately 67 percent (i.e., approximately two-thirds of households that have received the free promotional month of USSB programming are currently paying USSB subscribers).

Management believes that this comparison of the number of paying subscribers to convertible households is a more meaningful measure of the Company's performance than a comparison against the total estimated number of DSS households. One of the Company's marketing vehicles is to offer a free promotional month of USSB's Entertainment Plus to all customers who purchase and activate a DSS unit for residential use. Since the first month is free, the consumer's decision to purchase USSB programming is generally made by the consumer only after the free promotional month has been received. As a result, the category of DSS households includes households receiving the free promotional month that have not yet made their subscription decision. In addition, some DSS households historically have not been offered USSB's free month of programming at the point of purchase and, therefore, the Company has not been able to market USSB programming directly to these customers. The Company and DIRECTV, Inc. have recently reached an understanding whereby they will exchange information on all future DSS unit purchasers, which will allow each company to market its programming to all DSS customers in the future.

The summary immediately below shows, as of the end of each period, USSB paying subscribers, USSB promotional activations, USSB convertible households and the percentage of convertible households served by the Company. The estimated number of DSS households is also shown.

SUBSCRIBER BASE:
(In thousands)

                                                    TOTAL USSB
                                                     PAYING                          PERCENT OF
                                                   SUBSCRIBERS                          USSB
 FOR THE             USSB             USSB             AND              USSB         CONVERTIBLE       ESTIMATED
 QUARTER            PAYING        PROMOTIONAL      PROMOTIONAL       CONVERTIBLE      HOUSEHOLDS          DSS
  ENDED         SUBSCRIBERS (a)  ACTIVATIONS (b)   ACTIVATIONS      HOUSEHOLDS (c)    SERVED (d)     HOUSEHOLDS (e)
  -----         -----------      -----------       -----------      ----------        ------         ----------
Sept. 30,
  1995                422               81              503              681              62%              882
Dec. 31,
  1995                629              113              742              946              66%            1,215
March 31,
  1996                791               70              861            1,201              66%            1,440
June 30,
  1996                918              102            1,020            1,396              66%            1,701
Sept. 30,
  1996              1,045              134            1,179            1,560              67%            1,942

(a) USSB paying subscribers as of the end of such period.

(b) USSB household activations that were receiving a free promotional month of USSB Entertainment Plus-Registered Trademark- as of the end of such period. These activations are not counted as USSB Convertible Households until they have completed the free promotional month.

(c) Total number of USSB household activations since July 1994 that have completed a free promotional month of USSB Entertainment Plus. The amounts shown for September 30 and June 30, 1996 reflect the elimination of certain DSS activations. See note (e).

(d) Total USSB Paying Subscribers as of the end of the period as a percent of USSB Convertible Households. The elimination of certain DSS activations from its estimate of DSS households described in note (e) has a favorable impact on the percentage shown in this column for September 30 and June 30, 1996.

(e) Total estimated number of households with active DSS units which are authorized to receive either USSB or DIRECTV programming as of the end of the period. Estimate based on cumulative DSS activations, less cumulative DSS deactivations, less activations by dealers, manufacturing facilities, technical facilities and commercial locations known to the Company, and less additional receivers in a single household, as of the end of such period. The Company will make periodic reconciliations to estimate the number of DSS households as accurately as possible.

The Company's per subscriber and total revenues are shown below for the periods indicated. From time to time, the Company engages in certain promotional activities which include special rates for limited periods, which could result in lower average per subscriber revenues for such periods. In addition, the Company's programming revenues associated with increased DSS unit sales are largely reflected in subsequent quarters due to the lag between the purchase of a DSS unit and its installation and activation, combined with the free promotional month of programming offered by the Company.

REVENUES:
(In thousands, except per subscriber data)

                                                                  FOR THE QUARTER ENDED
                                                                  ---------------------
                                           SEPT. 30       JUNE 30        MARCH 31       DEC. 31        SEPT. 30
                                             1996           1996           1996           1995           1995
                                             ----           ----           ----           ----           ----
Average monthly subscription revenue
 per paying subscriber (a)                  $25.43         $25.10         $24.94         $25.38         $25.82

Programming revenues                       $79,244        $64,288        $56,988        $40,001        $30,720

-----

(a) Excludes pay-per-view event and commercial revenues.

RESULTS OF OPERATIONS

REVENUE OVERVIEW. The Company's total revenues increased to $79.2 million for the quarter ended September 30, 1996, compared to $30.7 million for the comparable prior year period. The revenue increase was primarily attributable to a larger subscriber base at September 30, 1996. Pay-per-view revenues, which vary with the number and type of events provided on a pay-per-view basis in any fiscal period, are included in the Company's total revenues.

SUBSCRIPTION REVENUES. The Company derives its revenues principally from monthly fees from subscribers for television programming. Revenues are a function of the number of subscribers, the mix of programming packages selected by customers and the rates charged. The increase in revenues for the period was primarily attributable to the increase in the number of paying subscribers to approximately 1,045,000 at September 30, 1996, from approximately 422,000 at September 30, 1995.

Compared to the quarter ended June 30, 1996, revenue per subscriber increased primarily due to certain promotional efforts by the Company to upgrade existing subscribers to expanded programming packages. A third-party retail financing program previously available through certain DSS retail outlets also contributed to the increase, since customers purchasing their DSS units under this financing program subscribed disproportionately to the Company's top programming package. Because certain of the Company's promotional programs are offered only for limited periods based on market and seasonal factors, and because subscribers can easily change their USSB programming packages, management continues to believe that annual average revenue per paying subscriber will be in the range of $24 to $25 for fiscal 1997.

COST OF PROGRAMMING. Programming costs consist of payments to programmers, which are based on the number of paying subscribers. Programming costs also include the purchase of rights to broadcast event programming on a pay-per-view basis. The cost of programming increased to $52.2 million for the quarter ended September 30, 1996, compared to $20.1 million for the comparable prior year period. The increase in cost of programming was primarily the result of an increased number of subscribers from the comparable prior year period and increases in the cost of pay-per-view programming. The cost of programming as a percent of programming revenues will vary based on the mix of programming packages taken by subscribers, the number of pay-per-view events per quarter, and the extent to which volume-based discounts from the Company's programming providers are realized.

OPERATING EXPENSE OVERVIEW. Total operating expenses increased to $52.0 million for the quarter ended September 30, 1996, compared to $35.5 million for the comparable prior year period. The increase was primarily attributable to the cost of providing the Company's services to a growing subscriber base, including increased marketing, customer service, security and encryption fees.

SELLING AND MARKETING. Selling and marketing costs include promotional and advertising costs, the costs of direct marketing and customer service and amounts expended pursuant to joint marketing efforts with other DSS broadcasting system participants. Selling and marketing expenses increased to $31.8 million for the quarter ended September 30, 1996, compared to $16.4 million for the comparable prior year period. The increase for the period was primarily attributable to continuing increases in selling and marketing expenditures to increase consumer awareness of both the DSS system and USSB programming, as well as customer service associated with the growth of the Company's subscriber base. Expenses associated with the Company's telemarketing and direct mail marketing programs, which are directed at purchasers of DSS units who activate with the Company, have also increased as the number of such DSS activations has increased.

In addition, the manufacturer incentive program announced by the Company and DIRECTV, Inc. on August 26, 1996 increased the Company's selling and marketing expense by $1.4 million for the first quarter of fiscal 1997. While the amounts to be incurred by the Company under this program cannot be precisely estimated at this time, for fiscal 1997 the Company expects the expense to range from approximately $20 to $30 million and the related cash payments to range from approximately $5 to $10 million. As the levels of retail DSS unit sales increase, the expense and cash flow related to this program will increase accordingly.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses relate mainly to the Company's transponders on DBS-1 and transmission equipment located both at the Company's National Broadcast Center and its Auxiliary Broadcast Center. Depreciation and amortization decreased to $4.3 million for the quarter ended September 30, 1996, compared to $5.0 million for the comparable prior year period. The decrease was primarily attributable to the utilization of an accelerated method of depreciation for the Company's transponders, which results in decreasing periodic depreciation expense over their useful life.

GENERAL AND ADMINISTRATIVE. General and administrative costs include in-orbit and general insurance costs, billing and remittance processing, staff functions such as finance and information services, and administrative services provided by HBI. General and administrative expenses decreased to $10.2 million for the quarter ended September 30, 1996, compared to $11.1 million for the comparable prior year period. The Company had recorded the balance of a management fee due to Hubbard Broadcasting, Inc. of $6.7 million in the comparable prior year period, with no similar amount accrued in the current period. This reduction between the periods was offset in part by increased bad debt expense of approximately $3.5 million in the first quarter of fiscal 1997, based on customer defaults associated in large part with purchases of DSS units under the previously-available third-party retail financing program described above. Management believes that this provision for bad debts covers the majority of the Company's exposure for the defaults resulting from this financing program. Also impacting general and administrative expense for the quarter was an increase in billing and remittance processing costs resulting from the growth of the Company's subscriber base.

ENGINEERING AND OPERATIONS. Engineering and operations expenses include the operation of the National Broadcast Center and the Auxiliary Broadcast Center, fees charged in connection with the operation of the conditional access system (determined by subscriber levels) and satellite telemetry, tracking and control expenses. Engineering and operations expenses increased to $2.2 million for the quarter ended September 30, 1996, compared to $1.2 million for the comparable prior year period. The increases were primarily attributable to higher total security and encryption costs, which are paid on a per subscriber basis.

COMMISSIONS TO DEALERS. Commissions to dealers consist of amounts paid by the Company to eligible DSS dealers whose customers become paying subscribers, to encourage dealers to promote the sale of DSS units and subscriptions to USSB programming. Commissions to dealers increased to $3.5 million for the quarter ended September 30, 1996, compared to $1.8 million for the comparable prior year period. The increase primarily reflects increased USSB programming subscriptions and a greater number of subscribers purchasing more expensive programming packages.

NET OPERATING LOSS. The Company recorded a net operating loss for the quarter ended September 30, 1996 of $25.0 million, compared to a net operating loss of $24.9 million for the comparable prior year period.

INTEREST EXPENSE. No interest expense was incurred for quarter ended September 30, 1996, compared to $2.4 million for the comparable prior year period. The elimination of interest expense in the current quarter was due to the repayment in April 1996 of the entire outstanding balance of $90.0 million under the company's term loan.

INTEREST INCOME. Interest income for the quarter ended September 30, 1996 was $1.4 million, compared to $0.4 million for the comparable prior year period. Interest income increased as a result of the investment of the net proceeds of the public offering of the Company's Class A Common Stock which closed on February 6, 1996.

NET LOSS. The Company recorded a net loss for the first quarter ended September 30, 1996 of $23.5 million, compared to $27.2 million for the comparable prior year period.


FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Prior to February 1996, the Company's operations were financed by equity contributions from shareholders, approximately $31.2 million of cash advances from HBI and approximately $42.0 million in privately-issued notes and associated warrants. Such advances from HBI were converted into equity in fiscal 1990 and fiscal 1994 and, upon consummation of the recapitalization of the Company in February 1996, the notes were converted into equity and the warrants were canceled. In addition, the Company's operations were financed by $90.0 million of borrowings made between January and December 1995 under a credit agreement with a syndicate of financial institutions. Upon completion of the public offering of the Company's Class A Common Stock in February 1996, the Company received proceeds of approximately $206.2 million, net of underwriting commissions of approximately $14.0 million, other offering expenses of $1.9 million and approximately $2.0 million paid to a financial advisor.

COMPONENTS OF CASH FLOWS. The significant components of the changes in cash and cash equivalents were as follows (in millions):

                                             THREE MONTHS ENDED SEPT. 30
                                              ---------------------------
                                                 1996           1995
                                                  ----           ----

         Net loss                               $(23.5)        $(27.2)
         Depreciation and amortization             4.3            5.0
         Changes in operating items                7.8            6.7
         Net capital expenditures                 (1.2)          (0.4)
         Proceeds from debt borrowings             --            20.4
         Other -                                   0.2            7.0
                                                ------         ------
         Net increase (decrease) in cash
           and cash equivalents                 $(12.4)         $11.5
                                                ------         ------
                                                ------         ------

CASH AND CASH EQUIVALENTS. As of September 30, 1996, cash, cash equivalents and marketable securities totaled $101.7 million, compared to $114.2 million at June 30, 1996. The decrease reflects the net use of cash resulting from the Company's operations during the fiscal quarter ended September 30, 1996.

WORKING CAPITAL. Working capital at September 30, 1996 was $56.8 million, compared to working capital of $75.3 million at June 30, 1996. Net trade accounts receivable increased by $7.0 million due to growth in paying subscriber levels. This increase to working capital was offset by an increase in accounts payable and accrued expenses of $14.0 million, due primarily to increased advertising, promotion and program provider license fee expenses and manufacturer incentive program expense. Additionally, deferred revenue increased $1.2 million, resulting from greater levels of pre-paid subscriptions.

LIQUIDITY AND CAPITAL RESOURCES. After completion of the initial public offering of the Company's Class A Common Stock, the Company invested the net proceeds of the offering in short-term United States Treasury-backed securities. In April 1996, the Company elected to repay the entire outstanding balance of $90.0 million under its term loan and to terminate the credit agreement.

Management believes that the Company's current cash position is adequate to meet the operating expenses of the business during fiscal 1997. However, the Company may require external financing for future major capital expenditures such as the construction of a new satellite, DBS-4, at the 101DEG. west longitude orbital location, or the cost of satellites at the 110DEG. and 148DEG. locations. Further, the Company may seek additional debt financing and/or lines of credit to support the expansion of any business opportunities that may develop at the 110DEG. or 148DEG. locations. The Company believes that such financing is available from a number of sources and management continues to explore a credit facility which would provide additional flexibility in satisfying the Company's future financing needs.

CAPITAL EXPENDITURES. Capital expenditures for the three month period ended September 30, 1996 totaled $1.2 million, primarily for improvements to the Company's information systems. The Company is required to make progress payments to Lockheed Martin for high-power DBS satellites at 110DEG. and 148DEG. west longitude commencing in December 1996. If DBS-4 is built and put into operation at 101DEG. west longitude, the Company will also incur additional capital expenditures.

NET OPERATING LOSS CARRY FORWARD. At September 30, 1996, the Company's net operating loss carry forward was $251.7 million for federal tax purposes and $244.4 million for financial reporting purposes. The difference in loss carry forward amounts primarily represents differing amounts of depreciation recorded by the Company for tax and for financial reporting purposes.

SEASONALITY

Sales of DSS units, which directly impact the growth of programming revenues, may be subject to seasonal sales patterns experienced by the consumer electronics industry, in which approximately 35 to 45 percent of sales occur in the October to December period. The Company continues to believe that seasonality may be a significant factor in the Company's long-term sales patterns.

                              PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

    a.   Exhibits

         10.24 Amendment No 11, effective September 30, 1996, to Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc.

         27.1      Financial Data Schedule

    b.   Reports on Form 8-K

         None

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: November 12, 1996               UNITED STATES SATELLITE
                                       BROADCASTING COMPANY, INC.



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

          UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY

                  Index of Exhibits to Quarterly Report on Form 10-Q
                       For the Quarter Ended September 30, 1996


Exhibit No.   Exhibit Description
-----------   -------------------

10.24 Amendment No. 11, effective September 30, 1996, to Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc.

27.1          Financial Data Schedule