Form 10-Q
period 1996-12-31
UNITED STATES SATELLITE BROADCASTING CO INC
filed 1997-02-13
CIK 1004314

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                ----------------

                                    FORM 10-Q

(Mark One)
   /x/

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1996

                                       OR

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

                                       N/A
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES   X   NO
                                            -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at February 3, 1997
               -----                            -------------------------------
        Class A Common Stock, $.0001 par value:        15,229,151 Shares

        Common Stock, $.0001 par value:                74,581,624 Shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
           REPORT ON FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 1996


                                      INDEX


PART I.      FINANCIAL INFORMATION                                     Page
                                                                       ----

        Item 1.   Financial Statements

                  Consolidated Statements of Operations                  3

                  Consolidated Balance Sheets                            4

                  Consolidated Statements of Cash Flows                  6

                  Notes to Consolidated Interim Financial Statements     7

        Item 2.   Management's Discussion and Analysis                  12

PART II.     OTHER INFORMATION

        Item 1.   Legal Proceedings                                     20

        Item 6.   Exhibits and Reports on Form 8-K                      21

                         PART 1.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                               For the Three Months              For the Six Months
                                                 Ended December 31                Ended December 31
                                              -----------------------         ------------------------
                                                 1996           1995             1996            1995
                                             ------------    -----------     -----------     -----------
PROGRAMMING REVENUES                          $  92,104       $  40,001       $ 171,348       $  70,721
COST OF PROGRAMMING                              60,382          26,391         112,628          46,455
                                             -----------     -----------     -----------     -----------
GROSS MARGIN                                     31,722          13,610          58,720          24,266

OPERATING EXPENSES:
  Selling and marketing                          32,225          24,484          62,673          40,929
  Manufacturer Incentive                         17,015               -          18,387               -
  Depreciation and amortization                   4,481           5,082           8,790          10,043
  General and administrative                     10,829           5,250          21,025          16,345
  Engineering and operations                      6,223           1,426           8,383           2,664
  Commissions to dealers                          3,368           2,389           6,852           4,197
                                             -----------     -----------     -----------     -----------
     Net operating loss                         (42,419)        (25,021)        (67,390)        (49,912)

OTHER (INCOME) EXPENSE:
  Interest expense                                  -             2,564             -             4,958
  Interest (income)                              (1,314)           (385)         (2,743)           (790)
  Other                                             (30)            318             (90)            597
                                             -----------     -----------     -----------     -----------
     Loss before income taxes                   (41,075)        (27,518)        (64,557)        (54,677)

INCOME TAX PROVISION                                -               -               -               -
                                             -----------     -----------     -----------     -----------
     Net loss                                 $ (41,075)      $ (27,518)      $ (64,557)      $ (54,677)
                                             -----------     -----------     -----------     -----------
                                             -----------     -----------     -----------     -----------
     Net loss per share                       $   (0.46)      $   (0.31)      $   (0.72)      $   (0.61)
                                             -----------     -----------     -----------     -----------
                                             -----------     -----------     -----------     -----------
     Weighted average shares outstanding         89,811          89,811          89,811          89,811
                                             -----------     -----------     -----------     -----------
                                             -----------     -----------     -----------     -----------


The accompanying notes are an integral part of these consolidated financial statements.

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS


                                                       Dec. 31,        June 30,
                                                         1996            1996
                                                      -----------    -----------
                                                      (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                            $  86,518      $ 114,166
  Trade accounts receivable, net                          42,402         26,271
  Prepaid expenses and other current assets                4,863          2,865
                                                      -----------    -----------
     Total current assets                                133,783        143,302
                                                      -----------    -----------
PROPERTY AND EQUIPMENT:
  Land                                                       351            351
  Buildings and improvements                               4,875          4,785
  Equipment                                              130,610        127,366
                                                      -----------    -----------
                                                         135,836        132,502
  Less - Accumulated depreciation                        (60,809)       (52,019)
                                                      -----------    -----------
        Total property and equipment, net                 75,027         80,483
                                                      -----------    -----------

OTHER ASSETS:
  Satellite deposits                                       1,441          1,380
  Long-term investments, consisting of U.S. Treasury
     securities                                            6,941          6,836
  Other                                                      162            142
                                                      -----------    -----------
     Total other assets                                    8,544          8,358
                                                      -----------    -----------

                                                       $ 217,354      $ 232,143
                                                      -----------    -----------
                                                      -----------    -----------

The accompanying notes are an integral part of these consolidated financial statements.

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          Dec. 31,     June 30,
                                                            1996         1996
                                                         ----------- -----------
                                                         (unaudited)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $  55,598   $  38,147
  Deferred revenue                                           47,120      29,894
                                                         ----------- -----------
    Total current liabilities                               102,718      68,041
                                                         ----------- -----------
LONG TERM LIABILITIES
  Due to HBI                                                 10,527      10,430
  Manufacturer Incentive                                     14,632         -
                                                         ----------- -----------
    Total long term liabilities                              25,159      10,430
                                                         ----------- -----------
COMMITMENTS AND CONTINGENCIES (Note 4)
SHAREHOLDERS' EQUITY
  Preferred Stock, $.01 par value, 50 million shares
   authorized; none issued or outstanding                       -           -
  Class A Common Stock -
    Participating, voting, $.0001 par value, 500 million
    shares authorized, 15,114,676 shares issued and
    outstanding at December 31, 1996 and 12,601,250 at
    June 30, 1996                                                 2           1
  Common Stock -
    Participating, voting, $.0001 par value, 100 million
    shares authorized, 74,696,099 shares issued and
    outstanding at December 31, 1996 and 77,209,525 at
    June 30, 1996                                                 7           8
  Additional paid-in capital                                378,114     378,114
  Accumulated deficit                                      (285,471)   (220,914)
  Unrealized loss on investments                                (22)       (105)
                                                         ----------- -----------
                                                             92,630     157,104
  Unused media credits                                       (3,153)     (3,432)
                                                         ----------- -----------
    Total shareholders' equity                               89,477     153,672
                                                         ----------- -----------
                                                          $ 217,354   $ 232,143
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

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                               For the Six
                                                              Months Ended
                                                               December 31
                                                         -----------------------
                                                             1996        1995
                                                         -----------  ----------
OPERATING ACTIVITIES:
  Net Loss                                                $ (64,557)   $(54,677)
  Adjustments to reconcile net loss to net cash used
   in operating activities -
    Depreciation and amortization                             8,790      10,043
    Interest accretion, net                                     -           721
    Media credits utilized                                      279         506
    Change in operating items:
      Receivables and other current assets                  (18,129)     (9,422)
      Accounts payable and accrued expenses                  17,451      15,359
      Deferred revenue                                       17,226       9,767
      Manufacturer Incentive                                 14,632         -
      Other                                                    (103)       (368)
                                                         -----------  ----------
        Net cash used in operating activities               (24,411)    (28,071)
                                                         -----------  ----------
INVESTING ACTIVITIES:
  Purchase of and deposits on equipment                      (3,334)     (2,270)
                                                         -----------  ----------
        Net cash used in investing activities                (3,334)     (2,270)
                                                         -----------  ----------
FINANCING ACTIVITIES:
  Advances from affiliated companies, net                        97       6,703
  Proceeds from debt borrowings                                 -        30,823
                                                         -----------  ----------
        Net cash provided by financing activities                97      37,526
                                                         -----------  ----------
        Increase (decrease) in cash and cash equivalents    (27,648)      7,185

CASH AND CASH EQUIVALENTS, beginning of period              114,166      12,498
                                                         -----------  ----------
CASH AND CASH EQUIVALENTS, end of period                  $  86,518   $  19,683
                                                         -----------  ----------
                                                         -----------  ----------

SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest                                              $     -      $  3,417
    Income taxes                                                -           -
                                                         -----------  ----------
                                                         -----------  ----------

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

Hubbard Broadcasting, Inc. ("HBI") beneficially owned 51.8% of the Company as of June 30, 1996 and December 31, 1996, and had approximately 61.0% of the combined voting power with respect to all matters submitted for the vote of all shareholders at December 31, 1996.

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

The FCC has also granted the Company a Construction Permit and Launch Authority (the "Permit"), held by USSB II, for satellites with three transponders at 110DEG. west longitude and eight transponders at 148DEG. west longitude. The Permit requires the Company to comply with specified construction and launch schedules. The FCC has the authority to revoke the Permit if the Company fails to comply with the FCC schedule for construction and launch. In connection therewith, the Company has entered into satellite construction contracts with Lockheed Martin Astro Space Corp. ("Lockheed Martin") for the construction of the two satellites (see below).

While the Company has generally been successful to date with respect to compliance with regulatory matters, there can be no assurance that the Company will succeed in obtaining and maintaining all requisite regulatory approvals for its operations.

LOCKHEED MARTIN ASTRO SPACE AGREEMENT

The Company had previously entered into a single agreement, as amended, with Lockheed Martin for the construction of direct broadcast satellites for the 110DEG. west longitude orbital location and the 148DEG. west longitude orbital location. Effective December 31, 1996, the Company and Lockheed Martin entered into a new agreement for the construction of a direct broadcast satellite at the 110DEG. orbital location (the "110DEG. Contract") and amended the existing agreement so that it applies solely to the 148DEG. orbital location (the "148DEG. Contract").

Under the 110DEG. Contract, the Company is required to pay $67.5 million for satellite construction. The contract also provides for payments for ongoing operations services and in-orbit performance incentive payments during the life of the satellite. In addition, substantial costs would be incurred to launch and insure the satellite. No material payments are anticipated under the 148DEG. Contract until December 31, 1997.

While these agreements are cancelable in whole or in part at the option of the Company, such cancellation would require forfeiture of any deposits and progress payments made, plus additional penalties. The Company's obligation to proceed with satellite construction at 148DEG. west longitude as a condition of maintaining its License at 101DEG. west longitude and its Permit at 110DEG. west longitude has been eliminated by an FCC Order issued in December 1995. Although the FCC Order has been appealed, the appeal does not challenge those portions of the Order releasing the Company from its obligations at 148DEG.
west longitude.

ADVERTISING AND PROMOTIONS

The Company has entered into commitments to purchase or participate in joint purchases of broadcast, print and other media for advertising and promotional purposes. At December 31, 1996, such commitments totaled $7.5 million due in fiscal 1997, all of which are noncancelable.

INSURANCE

The Company maintains business interruption and in-orbit insurance coverages at levels management considers necessary to address the normal risks of operating via communications satellite, including damage, destruction or failure of the satellite or its transponders. Additionally, the Company maintains general liability and directors' and officers' insurance coverages.

LITIGATION

In November 1996, Personalized Media Communications, L.L.C. ("PMC") initiated a legal proceeding before the United States International Trade Commission ("ITC"), and a separate proceeding in the United States District Court for the Northern District of California, against Digital Satellite System developers, manufacturers and programmers, including, among others, Hughes Network Systems, Thomson Consumer Electronics and other DSS manufacturers, DIRECTV, Inc., and the Company, alleging that these defendants have infringed, or contributed to the infringement of, patents owned by PMC. The Company has denied all material allegations in both complaints. Because these proceedings are in the initial stages of discovery, it is not possible to estimate the probable outcome of these matters at this time. The Company does not believe that PMC is entitled to damages or any remedies from the Company, and management intends to vigorously defend both actions.

The Company is also exposed to other litigation encountered in the normal course of business. In the opinion of management, the resolution of these other litigation matters of which the Company is aware will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

MANUFACTURER INCENTIVE PROGRAM

On August 26, 1996, the Company, together with DIRECTV, Inc. (the Company's DSS partner) announced that it had entered into financial incentive arrangements with certain manufacturers of DSS equipment to assist these manufacturers in lowering the price of DSS units. Such arrangements, which run for up to four years depending on manufacturer, commit the Company to pay the manufacturers over a five-year period from the date new DSS households are authorized to receive a free introductory month of USSB's Entertainment Plus-Registered Trademark- programming package. The liability for such future commitments is established and recorded upon activation of the related DSS unit.

In the second quarter, the Company elected to account for expenses of the manufacturer incentive program in accordance with recently published SEC guidance. As a result, the Company charged to expense $13.3 million, representing the full amount of those future obligations for the manufacturer incentive program incurred during the second quarter for the sale of DSS units to new households. In addition, the Company charged to expense $3.7 million, representing all unamortized amounts remaining from the first quarter.

While the amounts to be incurred by the Company under these arrangements cannot be precisely estimated at this time, for fiscal 1997 the Company expects such expense to range from approximately $50 to $60 million and related cash payments to range from approximately $5 to $10 million. As the levels of retail DSS unit sales increase, the expense and cash flow related to these arrangements will increase accordingly.

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

The potential market for the Company's programming continues to grow steadily. The introduction of DSS units is widely regarded as the most successful introduction of a major consumer electronics product in United States history. At December 31, 1996, approximately 2.3 million consumer households were authorized to receive DSS service ("DSS households"), up from 1.94 million at September 30, 1996.

SUMMARY OF SUBSCRIBER AND REVENUE DATA

Management currently measures the Company's performance by two key measures: subscriber base and revenues.

The number of USSB paying subscribers grew to approximately 1,220,000 at December 31, 1996 from approximately 1,045,000 at September 30, 1996. Approximately 181,000 additional households were receiving a free promotional month of USSB programming as of December 31, 1996.

In addition to tracking the absolute number of subscribers, management assesses the Company's penetration of its potential DSS market by comparing the number of USSB paying subscribers to the total number of households with active DSS units that have received the free promotional month of USSB's Entertainment Plus-Registered Trademark- programming ("convertible households"). As of December 31, 1996, the Company achieved a penetration of convertible households of approximately 65 percent (i.e., approximately two-thirds of households that have received the free promotional month of USSB programming are currently paying USSB subscribers).

Management believes that this comparison of the number of paying subscribers to convertible households is a more meaningful measure of the Company's performance than a comparison against the total estimated number of DSS households. One of the Company's marketing vehicles is to offer a free promotional month of USSB's Entertainment Plus to all customers who purchase and activate a DSS unit for residential use. Since the first month is free, the consumer's decision to purchase USSB programming is generally made by the consumer only after the free promotional month has been received. As a result, the category of DSS households includes households receiving the free promotional month that have not yet made their subscription decision. In addition, prior to September 1996, some DSS households were not offered USSB's free month of programming at the point of purchase and, therefore, the Company has not been able to market USSB programming directly to these customers. In September 1996, the Company and DIRECTV, Inc. agreed to exchange information on all DSS unit purchasers, which allows each company to market its programming to all new DSS customers.

The summary immediately below shows, as of the end of each period, USSB paying subscribers, USSB promotional activations, USSB convertible households and the percentage of convertible households served by the Company. The estimated number of DSS households is also shown.

SUBSCRIBER BASE:
(In thousands)

                                              TOTAL USSB
                                                PAYING                       PERCENT OF
                                              SUBSCRIBERS                       USSB
FOR THE         USSB           USSB               AND            USSB        CONVERTIBLE      ESTIMATED
QUARTER        PAYING       PROMOTIONAL       PROMOTIONAL     CONVERTIBLE    HOUSEHOLDS          DSS
 ENDED     SUBSCRIBERS(a) ACTIVATIONS (b)     ACTIVATIONS   HOUSEHOLDS (c)   SERVED (d)    HOUSEHOLDS (e)
 -----     -----------    -----------         -----------   ----------       ------        ----------
Dec. 31,
  1995           629            113                742           946            66%           1,215
March 31,
  1996           791             70                861         1,201            66%           1,440
June 30,
  1996           918            102              1,020         1,396            66%           1,701
Sept. 30,
  1996         1,045            134              1,179         1,560            67%           1,942
Dec. 31,
  1996         1,220            181              1,401         1,862            65%           2,300

(a)  USSB paying subscribers as of the end of such period.

(b) USSB household activations that were receiving a free promotional month of USSB Entertainment Plus-Registered Trademark- as of the end of such period. These activations are not counted as USSB Convertible Households until they have completed the free promotional month.

(c) Total number of USSB household activations since July 1994 that have completed a free promotional month of USSB Entertainment Plus. The amounts shown on and after June 30, 1996 reflect the elimination of certain DSS activations. See note (e).

(d) Total USSB Paying Subscribers as of the end of the period as a percent of USSB Convertible Households. The elimination of certain DSS activations from the estimate of DSS households described in note (e) has a favorable impact on the percentage shown in this column on and after June 30, 1996.

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

REVENUES:
(In thousands, except per subscriber data)

                                                         FOR THE QUARTER ENDED
                                                         ---------------------
                                          DEC. 31    SEPT. 30     JUNE 30    MARCH 31    DEC. 31
                                           1996        1996        1996        1996        1995
                                           ----        ----        ----        ----        ----
Average monthly subscription revenue
 per paying subscriber (a)                $24.93      $25.43      $25.10      $24.94      $25.38

Programming revenues                     $92,104     $79,244     $64,288     $56,988     $40,001

_____
(a)  Excludes pay-per-view event and commercial revenues.

RESULTS OF OPERATIONS

REVENUE OVERVIEW. The Company's total revenues increased to $92.1 million and $171.3 million for the quarter and six month period ended December 31, 1996, respectively, compared to $40.0 million and $70.7 million for the comparable prior year periods. The revenue increase was primarily attributable to a larger subscriber base at December 31, 1996. Pay-per-view revenues, which vary with the number and type of events provided on a pay-per-view basis in any fiscal period, are included in the Company's total revenues.

SUBSCRIPTION REVENUES. The Company derives its revenues principally from monthly fees from subscribers for television programming. Revenues are a function of the number of subscribers, the mix of programming packages selected by customers and the rates charged. The increase in revenues for both periods was primarily attributable to the increase in the number of paying subscribers to approximately 1,220,000 at December 31, 1996, from approximately 629,000 at December 31, 1995.

Compared to the quarter ended September 30, 1996, revenue per subscriber decreased to $24.93. Because certain of the Company's promotional programs are offered only for limited periods based on market and seasonal factors, and because subscribers can easily change their USSB programming packages, management continues to believe that annual average revenue per paying subscriber will be in the range of $24 to $25 for fiscal 1997.

COST OF PROGRAMMING. Programming costs consist of payments to programmers, which are based on the number of paying subscribers. Programming costs also include the purchase of rights to broadcast event programming on a pay-per-view basis. The cost of programming increased to $60.4 million for the quarter and $112.6 million for the six month period ended December 31, 1996, respectively, compared to $26.4 million and $46.5 million for the comparable prior year periods. The increase in cost of programming was primarily the result of an increased number of subscribers from the comparable prior year periods and increases in the cost of pay-per-view programming. The cost of programming as a percent of programming revenues will vary based on the mix of programming packages taken by subscribers, the number of pay-per-view events per quarter, and the extent to which volume-based discounts from the Company's programming providers are realized.

OPERATING EXPENSE OVERVIEW. Total operating expenses increased to $74.1 million and $126.1 million for the quarter and six month periods ended December 31, 1996, respectively, compared to $38.6 million and $74.2 million for the comparable prior year periods. The increase was primarily attributable to the cost of providing the Company's services to a growing subscriber base, including increased marketing, customer service, security and encryption fees.

SELLING AND MARKETING. Selling and marketing costs include promotional and advertising costs, the costs of direct marketing and customer service and amounts expended pursuant to joint marketing efforts with other DSS broadcasting system participants. Selling and marketing expenses increased to $32.2 million and $62.7 million for the quarter and six month periods ended December 31, 1996, compared to $24.5 million and $40.9 million for the comparable prior year periods. The increase for the period was primarily attributable to continuing increases in selling and marketing expenditures to increase consumer awareness of both the DSS system and USSB programming, as well as customer service associated with the growth of the Company's subscriber base. Expenses associated with the Company's telemarketing and direct mail marketing programs, which are directed at purchasers of DSS units who activate with the Company, have also increased as the number of such DSS activations has increased.

MANUFACTURER INCENTIVE. On August 26, 1996, the Company, together with DIRECTV, Inc. (the Company's DSS partner) announced that it had entered into financial incentive arrangements with certain manufacturers of DSS equipment to assist these manufacturers in lowering the price of DSS units. Such arrangements, which run for up to four years depending on manufacturer, commit the Company to pay the manufacturers over a five-year period from the date new DSS households are authorized to receive a free introductory month of USSB's Entertainment Plus-Registered Trademark- programming package. The liability for such future commitments is established and recorded upon activation of the related DSS unit.

Manufacturer incentive expenses totaled $17.0 million and $18.4 million, respectively, for the quarter and six month periods ended December 31, 1996. No amounts were incurred in the comparable prior year periods. In the second quarter, the Company elected to account for expenses of the manufacturer incentive program in accordance with recently published SEC guidance. As a result, the Company charged to expense $13.3 million, representing the full amount of those future obligations for the manufacturer incentive program incurred during the second quarter for the sale of DSS units to new households. In addition, the Company charged to expense $3.7 million, representing all unamortized amounts remaining from the first quarter.

While the amounts to be incurred by the Company under these arrangements cannot be precisely estimated at this time, for fiscal 1997 the Company expects such expense to range from approximately $50 to $60 million and related cash payments to range from approximately $5 to $10 million. As the levels of retail DSS unit sales increase, the expense and cash flow related to these arrangements will increase accordingly.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses relate mainly to the Company's transponders on DBS-1 and transmission equipment located both at the Company's National Broadcast Center and its Auxiliary Broadcast Center. Depreciation and amortization decreased to $4.5 million and $8.8 million for the quarter and six month periods ended December 31, 1996, compared to $5.1 million and $10.0 million for the comparable prior year periods. The decrease was primarily attributable to the utilization of an accelerated method of depreciation for the Company's transponders, which results in decreasing periodic depreciation expense over their useful life.

GENERAL AND ADMINISTRATIVE. General and administrative costs include in-orbit and general insurance costs, billing and remittance processing, staff functions such as finance and information services, and administrative services provided by HBI. General and administrative expenses increased to $10.8 million and $21.0 million for the quarter and six month periods ended December 31, 1996, compared to $5.3 million and $16.3 million for the comparable prior year periods. The Company had recorded the balance of a management fee due to Hubbard Broadcasting, Inc. of $6.7 million in the comparable prior six month period, with no similar amount accrued in the current fiscal year. The Company's bad debt expense for the second quarter totaled $5.2 million and includes amounts associated with purchases of DSS units under a previously-available third-party retail financing program, and higher bad debt reserves associated with the growth of the Company's customer base. Management believes that this provision for bad debts covers the majority of the Company's exposure for the defaults resulting from such financing program. Also impacting general and administrative expense for the quarter was an increase in billing and remittance processing costs resulting from the growth of the Company's subscriber base.

ENGINEERING AND OPERATIONS. Engineering and operations expenses include the operation of the National Broadcast Center and the Auxiliary Broadcast Center, fees charged in connection with the operation of the conditional access system (determined by subscriber levels) and satellite telemetry, tracking and control expenses. Engineering and operations expenses increased to $6.2 million and $8.4 million for the quarter and six month periods ended December 31, 1996, compared to $1.4 million and $2.7 million for the comparable prior year periods. The increases were primarily attributable to higher total security and encryption costs, which are paid on a per subscriber basis.

COMMISSIONS TO RETAILERS. Commissions consist of amounts paid by the Company to eligible DSS retailers whose customers become paying subscribers, to encourage retailers to promote the sale of DSS units and subscriptions to USSB programming. Commissions to dealers increased to $3.4 million and $6.9 million for the quarter and six month periods ended December 31, 1996, compared to $2.4 million and $4.2 million for the comparable prior year periods. The increase primarily reflects increased USSB programming subscriptions.

NET OPERATING LOSS. The Company recorded a net operating loss for the quarter and six month period ended December 31, 1996 of $42.4 million and $67.4 million, respectively, compared to $25.0 million and $49.9 million for the comparable prior year periods.

INTEREST EXPENSE. No interest expense was incurred for the quarter and six month periods ended December 31, 1996, compared to $2.6 million and $5.0 million, respectively, for the comparable prior year periods. The elimination of interest expense in the current periods was due to the repayment in April 1996 of the entire outstanding balance of $90.0 million under the Company's term loan.

INTEREST INCOME. Interest income for the quarter and six month periods ended December 31, 1996 was $1.3 million and $2.7 million, respectively, compared to $0.4 million $0.8 million for the comparable prior year periods. Interest income increased as a result of the investment of the net proceeds of the public offering of the Company's Class A Common Stock which closed on February 6, 1996.

NET LOSS. The Company recorded a net loss for the second quarter and six month period ended December 31, 1996 of $41.1 million and $64.6 million, respectively, compared to $27.5 million and $54.7 million for the comparable prior year periods.


FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Prior to February 1996, the Company's operations were financed by equity contributions from shareholders, approximately $31.2 million of cash advances from HBI and approximately $42.0 million in privately-issued notes and associated warrants. Such advances from HBI were converted into equity in fiscal 1990 and fiscal 1994 and, upon consummation of the recapitalization of the Company in February 1996, the notes were converted into equity and the warrants were canceled. In addition, the Company's operations were financed by $90.0 million of borrowings made between January and December 1995 under a credit agreement with a syndicate of financial institutions. Upon completion of the public offering of the Company's Class A Common Stock in February 1996, the Company received net proceeds of approximately $206.2 million.

COMPONENTS OF CASH FLOWS. The significant components of the changes in cash and cash equivalents were as follows (in millions):

                                           SIX MONTHS ENDED DECEMBER 31
                                           ----------------------------
                                               1996             1995
                                              ------            -----
          Net loss                            $(64.6)          $(54.7)
          Depreciation and amortization          8.8             10.0
          Changes in operating items            31.1             15.4
          Net capital expenditures              (3.3)            (2.3)
          Proceeds from debt borrowings       ------             30.8
          Other -                                 .4              8.0
                                              ------             ----
          Net increase (decrease) in cash
            and cash equivalents              $(27.6)            $7.2
                                              ------             ----
                                              ------             ----

CASH AND CASH EQUIVALENTS. As of December 31, 1996, cash, cash equivalents and marketable securities totaled $86.5 million, compared to $114.2 million at June 30, 1996. The decrease reflects the net use of cash resulting from the Company's operations during the quarter and six months periods ended December 31, 1996.

WORKING CAPITAL. Working capital at December 31, 1996 was $31.1 million, compared to working capital of $75.3 million at June 30, 1996, primarily due to the net use of cash resulting from the Company's operations. In addition, net trade accounts receivable increased by $16.1 million due to growth in paying subscriber levels. This increase was offset by an increase in accounts payable and accrued expenses of $17.5 million, due primarily to increased advertising, promotion and program provider license fee expenses and manufacturer incentive program expense. Additionally, deferred revenue increased $17.2 million, resulting from greater levels of pre-paid subscriptions.

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

Personalized Media Communications, L.L.C. ("PMC") has commenced two legal proceedings against Hughes Network Systems, Thomson Consumer Electronics and other DSS manufacturers, DIRECTV, Inc., and the Company. Because these proceedings are in the initial stages of discovery, the ultimate outcome of these matters and the resulting effect on the liquidity and financial position of the Company cannot be determined with certainty. Part II, Item 1 of this Report on Form 10-Q and Note 4 to the condensed consolidated financial statements contain addition information on this matter.

CAPITAL EXPENDITURES. Capital expenditures for the six months ended December 31, 1996 totaled $3.3 million, consisting primarily of computer software. The Company is required to make progress payments under its contract with Lockheed Martin. If DBS-4 is built and put into operation at 101DEG. west longitude, the Company will also incur additional capital expenditures.

NET OPERATING LOSS CARRY FORWARD. At December 31, 1996, the Company's net operating loss carry forward was $267.9 million for federal tax purposes and $279.0 million for financial reporting purposes. The difference in loss carry forward amounts primarily represents differing amounts of depreciation recorded by the Company for tax and for financial reporting purposes.

SEASONALITY

Sales of DSS units, which directly impact the growth of programming revenues, may be subject to seasonal sales patterns experienced by the consumer electronics industry, in which approximately 35 to 45 percent of sales occur in the October to December period. The Company continues to believe that seasonality may be a significant factor in the Company's long-term sales patterns.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     IN THE MATTER OF CERTAIN DIGITAL SATELLITE SYSTEM (DSS) RECEIVERS AND COMPONENTS THEREOF, United States International Trade Commission, Investigation No. 337-TA-392; and PERSONALIZED MEDIA COMMUNICATIONS, L.L.C.
     V. THOMSON CONSUMER ELECTRONICS, ET AL., United States District Court, Northern District of California, Case No. C-96 20957.

In November 1996, Personalized Media Communications, L.L.C. ("PMC") initiated a legal proceeding before the United States International Trade Commission ("ITC") and a separate proceeding in the United States District Court for the Northern District of California against digital satellite system developers, manufacturers and programmers, including, among others, Hughes Network Systems, Thomson Consumer Electronics and other DSS manufacturers, DIRECTV, Inc., and the Company.

In the ITC action, PMC alleges that Hughes Network Systems, Thomson Consumer Electronics and other DSS manufacturers have infringed, and that DIRECTV, Inc. and the Company have contributed to and/or induced the infringement of, a patent owned by PMC and requests the ITC to (i) bar the importing, marketing, promoting, distributing, or sale of imported infringing DSS receivers in the United States which are covered by PMC's patent and (ii) prohibit DIRECTV, Inc. and the Company from broadcasting television programming to any imported infringing DSS receiver. A trial of the ITC proceeding before an administrative law judge is presently scheduled for June 1997 and an initial determination by the administrative law judge is expected in September 1997. The ITC is expected to render its decision by December 1997.

In the Federal District Court action, PMC alleges that the same defendants, including DIRECTV, Inc. and the Company, have infringed at least one claim of several PMC patents and have induced the infringement of PMC's patents by various DSS manufacturers. PMC has requested the court to award PMC damages, to treble such damages, and to enjoin the Company and the other defendants from infringing PMC's patents. PMC and the defendants have filed a stipulated motion to stay the Federal District Court action pending resolution of the ITC investigation.

The Company has denied all material allegations in both complaints. While it is not possible to estimate the probable outcome of these proceedings at this time, management believes, based on advice of counsel, that it has valid defenses to PMC's claims and that, in particular, PMC's request in the ITC proceeding to block DIRECTV, Inc. and the Company from broadcasting to imported DSS receivers is unprecedented. The Company does not believe that PMC is entitled to damages or any remedies from the Company, and management intends to vigorously defend both actions.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits

            10.25 Amendment No. 12, effective November 27, 1996, to Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc.

            10.26 Amendment No. 13, effective December 31, 1996, to Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc.

            10.27 Contract No. 104274-B, effective December 31, 1996, Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc.*

            27.1    Financial Data Schedule
      _____

      * Portions of this document were redacted and filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, in connection with the filing of the Company's Report on Form 10-Q for the quarter ended December 31, 1996.

      b.    Reports on Form 8-K

            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: February 13, 1997        UNITED STATES SATELLITE
                                BROADCASTING COMPANY, INC.



                                By: /s/ Stanley E. Hubbard
                                   --------------------------------------------
                                   Stanley E. Hubbard
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                                By: /s/ Gerald D. Deeney
                                   --------------------------------------------
                                   Gerald D. Deeney
                                   Treasurer and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY

               Index of Exhibits to Quarterly Report on Form 10-Q
                     For the Quarter Ended December 31, 1996


      Exhibit No.        Exhibit Description
      -----------        -------------------

          10.25 Amendment No. 12, effective November 27, 1996 to Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc.

          10.26 Amendment No. 13, effective December 31, 1996, to Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc.

          10.27 Contract No. 104274-B, effective December 31, 1996, Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc.*

          27.1           Financial Data Schedule

     _____

     * Portions of this document were redacted and filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, in connection with the filing of the Company's Report on Form 10-Q for the quarter ended December 31, 1996.