Form 10-Q
period 1997-03-31
UNITED STATES SATELLITE BROADCASTING CO INC
filed 1997-05-14
CIK 1004314

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                                ________________

                                    FORM 10-Q

(Mark One)
   /x/          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

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

                                 (612) 645-4500
              (Registrant's telephone number, including area code)

                                       N/A
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X     NO
                                       -----      -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding at May 7, 1997
               -----                              --------------------------

     Class A Common Stock, $.0001 par value:                15,350,151

     Common Stock, $.0001 par value:                        74,460,624

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY
            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997


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

                         PART I.  FINANCIAL INFORMATION

                          ITEM 1.  FINANCIAL STATEMENTS

               UNITED STATES SATELLITE BROADCASTING COMPANY, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                 For the Three Months          For the Nine Months
                                                    Ended March 31               Ended March 31
                                              --------------------------   --------------------------
                                                 1997           1996          1997           1996
                                              -----------    -----------   -----------    -----------

 REVENUES                                    $   99,231     $   56,988     $  270,579     $  127,708
 COST OF SALES                                   64,930         37,579        177,558         84,033
 GROSS MARGIN                                    34,301         19,409         93,021         43,675

 OPERATING EXPENSES:
   Selling and marketing                         23,430         24,257         86,103         65,185
   Manufacturer Incentive                        11,155            -           29,542            -
   Depreciation and amortization                  4,583          5,262         13,373         15,334
   General and administrative                    11,245          5,427         32,270         21,743
   Engineering and operations                     3,715          1,512         12,098          4,177
   Commissions to dealers                         3,797          3,343         10,649          7,540
                                            ------------   ------------   ------------   ------------
     Net operating loss                         (23,624)       (20,392)       (91,014)       (70,304)

 OTHER (INCOME) EXPENSE:
   Interest expense                                 -            2,453            -            7,412
   Interest (income)                             (1,169)        (1,799)        (3,912)        (2,589)
   Other                                             (5)           412            (95)         1,008
                                            ------------   ------------   ------------   ------------
     Loss before income taxes                   (22,450)       (21,458)       (87,007)       (76,135)

 INCOME TAX PROVISION                                 -              -              -           -
                                            ------------   ------------   ------------   ------------
     Net loss                                $  (22,450)    $  (21,458)    $  (87,007)    $  (76,135)
                                            ------------   ------------   ------------   ------------
                                            ------------   ------------   ------------   ------------
     Net loss per share                      $    (0.25)    $    (0.24)    $    (0.97)    $    (0.85)
                                            ------------   ------------   ------------   ------------
                                            ------------   ------------   ------------   ------------
     Weighted average shares outstanding         89,812         89,860         89,812         89,827
                                            ------------   ------------   ------------   ------------
                                            ------------   ------------   ------------   ------------

     The accompanying notes are an integral part of these consolidated financial statements.

               UNITED STATES SATELLITE BROADCASTING COMPANY, INC.
                                 AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS


                                                        March 31,     June 30,
                                                          1997          1996
                                                      ------------  ------------
                                                       (unaudited)

 CURRENT ASSETS:
   Cash and cash equivalents                            $  97,086     $ 114,166
   Trade accounts receivable, net                          38,619        26,271
   Prepaid expenses and other current assets                4,694         2,865
                                                       -----------   -----------
     Total current assets                                 140,399       143,302
                                                       -----------   -----------

 PROPERTY AND EQUIPMENT:
   Land                                                       351           351
   Buildings and improvements                               4,900         4,785
   Equipment                                              132,130       127,366
                                                       -----------   -----------
                                                          137,381       132,502
   Less - Accumulated depreciation                        (65,392)      (52,019)
                                                       -----------   -----------
     Total property and equipment, net                     71,989        80,483
                                                       -----------   -----------

 OTHER ASSETS:
   Satellite deposits                                       5,452         1,380
   Long-term investments, consisting of U.S. Treasury
     securities                                             3,924         6,836
   Other                                                      188           142
                                                       -----------   -----------
       Total other assets                                   9,564         8,358
                                                       -----------   -----------

                                                        $ 221,952     $ 232,143
                                                       -----------   -----------
                                                       -----------   -----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               UNITED STATES SATELLITE BROADCASTING COMPANY, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  March 31,      June 30,
                                                                    1997           1996
                                                                ------------   ------------
                                                                 (unaudited)
 CURRENT LIABILITIES:
   Accounts payable and accrued expenses                         $   65,037     $   38,147
   Deferred revenue                                                  55,946         29,894
                                                                ------------   ------------
     Total current liabilities                                      120,983         68,041
                                                                ------------   ------------
 LONG TERM LIABILITIES
   Due to HBI                                                        10,362         10,430
   Manufacturer Incentive                                            23,557            -
                                                                ------------   ------------
     Total long term liabilities                                     33,919         10,430
                                                                ------------   ------------

 COMMITMENTS AND CONTINGENCIES (Note 4)

 SHAREHOLDERS' EQUITY
   Preferred Stock, $.01 par value, 50 million shares
   authorized; none issued or outstanding                                 -            -
   Class A Common Stock -
     Participating, voting, $.0001 par value, 500 million
     shares authorized, 15,300,151 shares issued and
     outstanding at March 31, 1997 and 12,601,250 at
     June 30, 1996                                                        2              1
   Common Stock -
     Participating, voting, $.0001 par value, 100 million
     shares authorized, 74,510,624 shares issued and
     outstanding at March 31, 1997 and 77,209,525 at
     June 30, 1996                                                        7              8
   Additional paid-in capital                                       378,114        378,114
   Accumulated deficit                                             (307,921)      (220,914)
   Unrealized loss on investments                                       (46)          (105)
                                                                ------------   ------------
                                                                     70,156        157,104
   Unused media credits                                              (3,106)        (3,432)
                                                                ------------   ------------
     Total shareholders' equity                                      67,050        153,672
                                                                ------------   ------------
                                                                 $  221,952     $  232,143
                                                                ------------   ------------
                                                                ------------   ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

               UNITED STATES SATELLITE BROADCASTING COMPANY, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                                                  For the Nine
                                                                                  Months Ended
                                                                                    March 31
                                                                           ---------------------------
                                                                               1997           1996
                                                                           ------------   ------------
 OPERATING ACTIVITIES:
   Net loss                                                                 $ (87,007)     $ (76,135)
   Adjustments to reconcile net loss to net cash used in
     operating activities -
       Depreciation and amortization                                           13,373         15,334
       Interest accretion, net                                                    -              843
       Media credits utilized                                                     326            569
       Change in operating items:
         Receivables and other current assets                                 (14,177)       (16,531)
         Accounts payable and accrued expenses                                 26,890         17,510
         Deferred revenue                                                      26,052         15,443
         Manufacturer Incentive                                                23,557            -
         Other                                                                    (75)          (104)
                                                                           ------------   ------------
           Net cash used in operating activities                              (11,061)       (43,071)
                                                                           ------------   ------------
 INVESTING ACTIVITIES:
   Purchase of and deposits on equipment                                       (8,951)        (3,357)
   Proceeds from sale of long-term available-for-sale investment                3,000          5,924
                                                                           ------------   ------------
           Net cash provided by (used in) investing activities                 (5,951)         2,567
                                                                           ------------   ------------
 FINANCING ACTIVITIES:
   Advances from (repayments to) affiliated companies, net                        (68)         7,442
   Proceeds from debt borrowings                                                  -           31,308
   Proceeds from sale of common stock                                             -          206,200
                                                                           ------------   ------------
           Net cash provided by (used in) financing activities                    (68)       244,950
                                                                           ------------   ------------

           Increase (decrease) in cash and cash equivalents                   (17,080)       204,446
 CASH AND CASH EQUIVALENTS, beginning of period                               114,166         12,498
                                                                           ------------   ------------
 CASH AND CASH EQUIVALENTS, end of period                                   $  97,086      $ 216,944
                                                                           ------------   ------------
                                                                           ------------   ------------

 NONCASH TRANSACTIONS:
   Conversion of notes and cancellation of warrants                         $     -        $  44,491
                                                                           ------------   ------------
                                                                           ------------   ------------

 SUPPLEMENTARY CASH FLOW INFORMATION:
   Cash paid during the period for -
     Interest                                                             $       -        $   7,318
     Income taxes                                                                 -              -
                                                                           ------------   ------------
                                                                           ------------   ------------


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

Hubbard Broadcasting, Inc. ("HBI") beneficially owned 51.8% of the Company as of June 30, 1996 and March 31, 1997, and had approximately 61.2% of the combined voting power with respect to all matters submitted for the vote of all shareholders at March 31, 1997.

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

LOCKHEED MARTIN ASTRO SPACE AGREEMENT

The Company has entered into contracts with Lockheed Martin for the construction of direct broadcast satellites at the 110DEG. orbital location (the "110DEG. Contract") and at the 148DEG. orbital location (the "148DEG. Contract").

Under the 110DEG. Contract, as amended effective April 30, 1997, the Company is required to pay $68.0 million for satellite construction, of which $4.0 million has been paid to date. The contract also provides for payments for ongoing operations services and in-orbit performance incentive payments during the life of the satellite. In addition, substantial costs would be incurred to launch and insure the satellite. No material payments are anticipated under the 148DEG. Contract until December 31, 1997.

While these agreements are cancelable in whole or in part at the option of the Company, such cancellation would require forfeiture of any deposits and progress payments made, plus additional penalties. The Company's obligation to proceed with satellite construction at 148DEG. west longitude as a condition of maintaining its License at 101DEG. west longitude and its Permit at 110DEG.
west longitude has been eliminated by an FCC Order issued in December 1995. The FCC Order has been affirmed by the United States Court of Appeals for the District of Columbia.

ADVERTISING AND PROMOTIONS

The Company has entered into commitments to purchase or participate in joint purchases of broadcast, print and other media for advertising and promotional purposes. At March 31, 1997, such commitments totaled $2.1 million due in fiscal 1997, all of which are noncancelable.

INSURANCE

The Company maintains business interruption and in-orbit insurance coverages at levels management considers necessary to address the normal risks of operating via communications satellite, including damage, destruction or failure of the satellite or its transponders. Additionally, the Company maintains general liability and directors' and officers' insurance coverages.

LITIGATION

In November 1996, Personalized Media Communications, L.L.C. ("PMC") initiated a legal proceeding before the United States International Trade Commission ("ITC"), and a separate proceeding in the United States District Court for the Northern District of California, against Digital Satellite System developers, manufacturers and programmers, including, among others, Hughes Network Systems, Thomson Consumer Electronics and other DSS manufacturers, DIRECTV, Inc., and the Company, alleging that these defendants have infringed, or contributed to the infringement of, patents owned by PMC. The Company has denied all material allegations in both complaints. Because these proceedings are in the discovery stage, it is not possible to estimate the probable outcome of these matters at this time. The Company does not believe that PMC is entitled to damages or any remedies from the Company, and management intends to vigorously defend both actions.

The Company is also exposed to other litigation encountered in the normal course of business. In the opinion of management, the resolution of these other litigation matters of which the Company is aware will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

MANUFACTURER INCENTIVE PROGRAM

On August 26, 1996, the Company, together with DIRECTV, Inc. (the Company's DSS partner), announced that it had entered into financial incentive arrangements with certain manufacturers of DSS equipment to assist these manufacturers in lowering the price of DSS units. Such arrangements, which run for up to four years depending on manufacturer, commit the Company to pay the manufacturers over a five-year period from the date new DSS households are authorized to receive a free introductory month of USSB's Entertainment Plus-Registered Trademark- programming package. The expense and liability for such future commitments is established and recorded upon activation of the related DSS unit. In the quarter and nine months ended March 31, 1997, the Company charged to expense $11.2 million and $29.5 million, respectively, representing the full amount of those future obligations for the Manufacturer Incentive program incurred during the respective periods for the sale of DSS units to new households.

While the amounts to be incurred in the future by the Company under these arrangements cannot be precisely estimated, the Company expects the total expense for fiscal 1997 to range from approximately $40 to $50 million, and the total cash payments for fiscal 1997 to range from approximately $5 to $10 million. As the levels of retail DSS unit sales increase, the expense and cash flow related to these arrangements will increase accordingly.

NOTE 5.   NEW ACCOUNTING PRONOUNCEMENT:

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", (SFAS 128), which changes the way companies calculate their earnings per share (EPS). SFAS 128 replaces primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings by weighted average shares outstanding, excluding potentially dilutive securities. Fully diluted EPS, termed diluted EPS under SFAS 128, is also to be disclosed. The Company is required to adopt SFAS 128 in the second quarter of fiscal 1998, at which time all prior year EPS amounts are to be restated in accordance with SFAS 128.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Forward-looking statements contained in this Report on Form 10-Q are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty and that the Company faces a number of risks as it develops its commercial operations. Among the factors that could cause actual results to differ materially are the following: the uncertain level of ultimate demand for DSS and USSB's programming; competitive issues, including changes by competitors to their product offerings and pricing strategies; dependence on third-party programmers and upon Hughes Electronics Corporation; dependence on a single DBS satellite and broadcast facility; dependence on continued effectiveness of the security and signal encryption features of the DSS system; potentially adverse governmental regulation and actions; and overall economic conditions. In addition, other DBS satellites which have been or will be launched at other orbital locations may alter the competitive environment in which the Company operates. The impact of such new activities on the Company and the industry cannot be predicted. The Telecommunications Act of 1996 significantly deregulated the telecommunications industry. The effect of such deregulation on the Company's business, results of operations and financial condition cannot be predicted.

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

The potential market for the Company's programming continues to grow. The introduction of DSS units is widely regarded as the most successful introduction of a major consumer electronics product in United States history. At March 31, 1997, approximately 2.5 million consumer households were authorized to receive DSS service ("DSS households"), up from 2.3 million at

December 31, 1996. Management believes that the Company's growth has been driven primarily by the strength of the premium movie channels offered by the Company. Management periodically evaluates its programming offerings and packages and may modify its programming to maximize subscriber satisfaction.


SUMMARY OF SUBSCRIBER AND REVENUE DATA

Management currently measures the Company's performance by two key measures: subscriber base and revenues.

The number of USSB paying subscribers grew to approximately 1,378,000 at March 31, 1997 from approximately 1,220,000 at December 31, 1996. Approximately 70,000 additional households were receiving a free promotional month of USSB programming as of March 31, 1997.

In addition to tracking the absolute number of subscribers, management assesses the Company's penetration of its potential DSS market by comparing the number of USSB paying subscribers to the total number of households with active DSS units that have received the free promotional month of USSB's Entertainment Plus-Registered Trademark- programming ("convertible households"). As of March 31, 1997, the Company achieved a penetration of convertible households of approximately 65 percent (i.e., approximately two-thirds of households that have received the free promotional month of USSB programming are currently paying USSB subscribers).

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

SUBSCRIBER BASE:
(In thousands)



                                                         TOTAL USSB
                                                           PAYING                                PERCENT OF
                                                         SUBSCRIBERS                                USSB
                    USSB                 USSB               AND                 USSB             CONVERTIBLE         ESTIMATED
                   PAYING             PROMOTIONAL        PROMOTIONAL         CONVERTIBLE         HOUSEHOLDS             DSS
    AS OF      SUBSCRIBERS (a)      ACTIVATIONS (b)      ACTIVATIONS       HOUSEHOLDS (c)        SERVED (d)       HOUSEHOLDS (e)
    -----      -----------          -----------          -----------       ----------            ------           ----------
 March 31,                                                                                                     ||
   1996               791                  70                 861               1,201                 66%      ||       1,440
 June 30,                                                                                                      ||
   1996               918                 102               1,020               1,396                 66%      ||       1,701
 Sept. 30,                                                                                                     ||
   1996             1,045                 134               1,179               1,560                 67%      ||       1,942
 Dec. 31,                                                                                                      ||
   1996             1,220                 181               1,401               1,862                 65%      ||       2,300
 March 31,                                                                                                     ||
   1997             1,378                  70               1,448               2,133                 65%      ||       2,499
                                                                                                               ||



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

The Company's per subscriber and programming revenues are shown below for the periods indicated. From time to time, the Company engages in certain promotional activities which include special rates for limited periods, which could result in lower average per subscriber revenues for such periods. In addition, the Company's programming revenues associated with increased DSS unit sales are largely reflected in subsequent quarters due to the lag between the purchase of a DSS unit and its installation and activation, combined with the free promotional month of programming offered by the Company.

REVENUES:
(In thousands, except per subscriber data)


                                                                 FOR THE QUARTER ENDED
                                                                 ---------------------
                                         MARCH 31        DEC. 31       SEPT. 30          JUNE 30      MARCH 31
                                           1997           1996           1996             1996          1996
                                           ----           ----           ----             ----          ----
Average monthly subscription revenue
 per paying subscriber (a)                  $24.86         $24.93         $25.43         $25.10         $24.94

Programming revenues                       $99,001        $92,104        $79,244        $64,288        $56,988


_____
(a)  Excludes pay-per-view event and commercial revenues.

RESULTS OF OPERATIONS

REVENUE OVERVIEW. The Company's total revenues increased to $99.2 million and $270.6 million for the quarter and nine month period ended March 31, 1997, respectively, compared to $57.0 million and $127.7 million for the comparable prior year periods. The revenue increases were primarily attributable to a larger subscriber base at March 31, 1997. Pay-per-view revenues, which vary with the number and type of events provided on a pay-per-view basis in any fiscal period, are included in the Company's total revenue.

REVENUES. The Company derives its revenues principally from monthly fees from subscribers for television programming. Revenues are primarily a function of the number of subscribers, the mix of programming packages selected by customers and the rates charged. The increase in revenues for both periods was primarily attributable to the increase in the number of paying subscribers to approximately 1,378,000 at March 31, 1997, from approximately 791,000 at March 31, 1996.

Compared to the quarter ended December 31, 1996, revenue per subscriber decreased slightly from $24.93 to $24.86. Because certain of the Company's promotional programs are offered only for limited periods based on market and seasonal factors, and because subscribers can easily change their USSB programming packages, management continues to believe that annual average revenue per paying subscriber will be in the range of $24 to $25 for fiscal 1997.

COST OF SALES. Cost of sales consist of payments to programmers, which are based on the number of paying subscribers. Cost of sales also include the purchase of rights to broadcast event programming on a pay-per-view basis. The cost of sales increased to $64.9 million for the quarter and $177.6 million for the nine month period ended March 31, 1997, respectively, compared to $37.6 million and $84.0 million for the comparable prior year periods. The increases in cost of programming were primarily the result of an increased number of subscribers from the comparable prior year periods and increases in the cost of pay-per-view programming. The cost of programming as a percent of programming revenues will vary based on the mix of programming packages taken by subscribers, the number of pay-per-view events per quarter, and the extent to which volume-based discounts from the Company's programming providers are realized.

OPERATING EXPENSE OVERVIEW. Total operating expenses increased to $57.9 million and $184.0 million for the quarter and nine month periods ended March 31, 1997, respectively, compared to $39.8 million and $114.0 million for the comparable prior year periods. The increase in each period was primarily attributable to the cost of providing the Company's services to a growing subscriber base, including increased marketing, customer service, security and encryption fees.

SELLING AND MARKETING. Selling and marketing costs include promotional and advertising costs, the costs of direct marketing and customer service and amounts expended pursuant to joint marketing efforts with other DSS broadcasting system participants. Selling and marketing expenses were $23.4 million and $86.1 million for the quarter and nine month periods ended March 31, 1997, compared to $24.3 million and $65.2 million for the comparable prior year periods. Selling and marketing expenditures are a function of the size of the customer base, which drives customer service activities, specific promotions and advertising campaigns undertaken during the periods, and the overall level of the Company's efforts to promote and increase consumer awareness of both the DSS system and USSB programming. Expenses associated with the Company's telemarketing and direct mail marketing programs, which are directed at purchasers of DSS units who activate with the Company, have also increased as the number of such DSS activations has increased.

MANUFACTURER INCENTIVE. On August 26, 1996, the Company, together with DIRECTV, Inc. (the Company's DSS partner) announced that it had entered into financial incentive arrangements with certain manufacturers of DSS equipment to assist these manufacturers in lowering the price of DSS units. Such arrangements, which run for up to four years depending on manufacturer, commit the Company to pay the manufacturers over a five-year period from the date new DSS households are authorized to receive a free introductory month of USSB's Entertainment Plus-Registered Trademark- programming package. The expense and liability for such future commitments is established and recorded upon activation of the related DSS unit. Manufacturer Incentive program expenses totaled $11.2 million and $29.5 million, respectively, for the quarter and nine month periods ended March 31, 1997. No amounts were incurred in the comparable prior year periods.

While the amounts to be incurred in the future by the Company under these arrangements cannot be precisely estimated, the Company expects the total expense for fiscal 1997 to range from approximately $40 to $50 million and the total cash payments for fiscal 1997 to range from approximately $5 to $10 million. As the levels of retail DSS unit sales increase, the expense and cash flow related to these arrangements will increase accordingly.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses relate mainly to the Company's transponders on DBS-1 and transmission equipment located both at the Company's National Broadcast Center and its Auxiliary Broadcast Center. Depreciation and amortization decreased to $4.6 million and $13.4 million for the quarter and nine month periods ended March 31, 1997, compared to $5.3 million and $15.3 million for the comparable prior year periods. The decreases were primarily attributable to the utilization of an accelerated method of depreciation for the Company's transponders, which results in decreasing periodic depreciation expense over their useful life.

GENERAL AND ADMINISTRATIVE. General and administrative costs include in-orbit and general insurance costs, billing and remittance processing, staff functions such as finance and information services, and administrative services provided by HBI. General and administrative expenses increased to $11.2 million and $32.3 million for the quarter and nine month periods ended March 31, 1997, compared to $5.4 million and $21.7 million for the comparable prior year periods. The Company had recorded the balance of a management fee due to Hubbard Broadcasting, Inc. of $6.7 million in the comparable prior nine month period, with no similar amount accrued in the current fiscal year. The Company's bad debt expense for the third quarter totaled $4.2 million and includes higher bad debt reserves associated with the growth of the Company's customer base. Also impacting general and administrative expense for the quarter was an increase in billing and remittance processing costs resulting from the growth of the Company's subscriber base.

ENGINEERING AND OPERATIONS. Engineering and operations expenses include the operation of the National Broadcast Center and the Auxiliary Broadcast Center, fees charged in connection with the operation of the conditional access system (determined by subscriber levels) and satellite telemetry, tracking and control expenses. Engineering and operations expenses increased to $3.7 million and $12.1 million for the quarter and nine month periods ended March 31, 1997, compared to $1.5 million and $4.2 million for the comparable prior year periods. The increases were primarily attributable to higher total security and encryption costs, which are paid on a per subscriber basis.

COMMISSIONS TO RETAILERS. Commissions consist of amounts paid by the Company to eligible DSS retailers whose customers become paying subscribers, to encourage retailers to promote the sale of DSS units and subscriptions to USSB programming. Commissions to dealers increased to $3.8 million and $10.6 million for the quarter and nine month periods ended March 31, 1997, compared to $3.3 million and $7.5 million for the comparable prior year periods. The increase primarily reflect increased USSB programming subscriptions.

NET OPERATING LOSS. The Company recorded a net operating loss for the quarter and nine month period ended March 31, 1997 of $23.6 million and $91.0 million, respectively, compared to $20.4 million and $70.3 million for the comparable prior year periods.

INTEREST EXPENSE. No interest expense was incurred for the quarter and nine month periods ended March 31, 1997, compared to $2.5 million and $7.4 million, respectively, for the comparable prior year periods. The elimination of interest expense in the current periods was due to the repayment in April 1996 of the entire outstanding balance of $90.0 million under the Company's term loan.

INTEREST INCOME. Interest income for the quarter and nine month periods ended March 31, 1997 was $1.2 million and $3.9 million, respectively, compared to $1.8 million and $2.6 million for the comparable prior year periods. Interest income reflects the amount of cash and cash equivalent balances invested during the respective periods.

NET LOSS. The Company recorded a net loss for the third quarter and nine month period ended March 31, 1997 of $22.5 million and $87.0 million, respectively, compared to $21.5 million and $76.1 million for the comparable prior year periods.

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

COMPONENTS OF CASH FLOWS. The significant components of the changes in cash and cash equivalents were as follows (in millions):

                                              NINE MONTHS ENDED MARCH 31
                                              --------------------------
                                                  1997           1996
                                                  ----           ----

          Net loss                               $(87.0)        $(76.1)
          Depreciation and amortization            13.4           15.3
          Changes in operating items               62.2           16.3
          Net capital expenditures                 (6.0)           2.6
          Proceeds from debt borrowings             --            31.3
          Proceeds from initial public
          offering (net)                            --           206.2
          Other -                                   0.3            8.8
                                                    ---            ---

          Net increase (decrease) in cash
            and cash equivalents
                                                 $(17.1)        $204.4
                                                 -------        ------
                                                 -------        ------

CASH AND CASH EQUIVALENTS. As of March 31, 1997, cash, cash equivalents and marketable securities totaled $97.1 million, compared to $114.2 million at June 30, 1996. The decrease reflects the net use of cash resulting from the Company's operations during the quarter and nine month periods ended March 31, 1997. This decrease was offset in part by increased cash received due to a higher level of prepaid annual subscriptions.

WORKING CAPITAL. Working capital at March 31, 1997 was $19.4 million, compared to working capital of $75.3 million at June 30, 1996, primarily due to the net use of cash resulting from the Company's operations. In addition, net trade accounts receivable increased by $12.3 million due to growth in paying subscriber levels. This increase to working capital was offset by an increase in accounts payable and accrued expenses of $26.9 million, due primarily to increased advertising, promotion and program provider license fee expenses and Manufacturer Incentive program expense. Additionally, deferred revenue increased $26.1 million, resulting from greater levels of pre-paid subscriptions.

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

Personalized Media Communications, L.L.C. ("PMC") has commenced two legal proceedings against Hughes Network Systems, Thomson Consumer Electronics and other DSS manufacturers, DIRECTV, Inc., and the Company. Because these proceedings are in the discovery stage, the ultimate outcome of these matters and the resulting effect on the liquidity and financial position of the Company cannot be determined with certainty. Part II, Item 1 of this Report on Form 10-Q and Note 4 to the condensed consolidated financial statements contain additional information on this matter.

CAPITAL EXPENDITURES. Capital expenditures for the nine months ended March 31, 1997 totaled $9.0 million, consisting primarily of satellite deposits and purchased computer software. The Company is required to make progress payments under its contract with Lockheed Martin. If DBS-4 is built and put into operation at 101DEG. west longitude, the Company will also incur additional capital expenditures. Note 4 to the condensed consolidated financial statements contains additional information on this matter.

NET OPERATING LOSS CARRY FORWARD. At March 31, 1997, the Company's net operating loss carry forward was $284 million for federal tax purposes and $308 million for financial reporting purposes. The difference in loss carry forward amounts primarily represents differing amounts of depreciation recorded by the Company for tax and for financial reporting purposes.


SEASONALITY

Sales of DSS units may be subject to seasonal sales patterns experienced by the consumer electronics industry. As the Company's subscriber base has increased, it does not appear that seasonality has had a material effect on the Company's revenues to date, although seasonality may affect the rate of subscriber growth in any given quarter.

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

In the ITC action, PMC alleges that Hughes Network Systems, Thomson Consumer Electronics and other DSS manufacturers have infringed, and that DIRECTV, Inc. and the Company have contributed to and/or induced the infringement of, a patent owned by PMC and requests the ITC to (i) bar the importing, marketing, promoting, distributing, or sale of imported infringing DSS receivers in the United States which are covered by PMC's patent and (ii) prohibit DIRECTV, Inc. and the Company from broadcasting television programming to any imported infringing DSS receiver. A trial of the ITC proceeding before an administrative law judge is presently scheduled for June 30, 1997 and an initial determination by the administrative law judge is expected in October 1997. The ITC is expected to render its decision by January 1998.

In the Federal District Court action, PMC alleges that the same defendants, including DIRECTV, Inc. and the Company, have infringed at least one claim of several PMC patents and have induced the infringement of PMC's patents by various DSS manufacturers. PMC has requested the court to award PMC damages, to treble such damages, and to enjoin the Company and the other defendants from infringing PMC's patents. The Court and all parties have agreed that the Federal District Court action be stayed pending resolution of the ITC investigation.

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




Dated: May 14, 1997            UNITED STATES SATELLITE
                               BROADCASTING COMPANY, INC.



                               By:/s/ Stanley E. Hubbard
                                  ------------------------------
                                  Stanley E. Hubbard
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


                               By:/s/ Gerald D. Deeney
                                  ------------------------------
                                  Gerald D. Deeney
                                  Treasurer and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARY

               Index of Exhibits to Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1997


     Exhibit No.                  Exhibit Description
     ----------                   -------------------

     27.1                         Financial Data Schedule