Form 10-K
period 1997-06-30
UNITED STATES SATELLITE BROADCASTING CO INC
filed 1997-09-26
CIK 1004314

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-K
(Mark One)
    /x/             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended June 30, 1997

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

                              -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES  X   NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of September 22, 1997, 15,774,826 shares of the registrant's Class A Common Stock were issued and outstanding, and the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant as of September 22 was approximately $129,052,452.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Selected portions of the Annual Report       Incorporated into Part II
    to Shareholders for the fiscal year
    ended June 30, 1997

    Selected portions of the Definitive Proxy    Incorporated into Part III
    Statement for the Annual Meeting of
    Shareholders to be Held November 17, 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                        PART I

                                  ITEM 1.  BUSINESS
GENERAL

    United States Satellite Broadcasting Company, Inc. (the "Company") is a provider of subscription television programming to households throughout the continental United States via high-power direct broadcast satellite ("DBS"). The Company broadcasts a high quality digital television signal using the Digital Satellite System ("DSS-Registered Trademark-") broadcasting system. The Company's programming is available to virtually all of the approximately 96 million U.S. television households upon the purchase of a DSS unit, which features an 18 inch satellite dish. The Company currently delivers up to 30 channels of video programming, with a focus on "premium" networks such as Multichannel HBO-Registered Trademark- (5 channels), Multichannel HBO-Registered Trademark- FAMILY (2 channels), Multichannel SHOWTIME-Registered Trademark- (4 channels), Multichannel CINEMAX-Registered Trademark- (3 channels), Multichannel THE MOVIE CHANNEL-TM- (2 channels), FLIX-TM- and the SUNDANCE CHANNEL-TM-, and also including popular "basic" channels such as MTV-Registered Trademark-, M2-Registered Trademark-, VH-1-TM-, NICKELODEON-Registered Trademark-/NICK AT NITE-Registered Trademark-, NICK AT NITE'S TV LAND-TM-, COMEDY CENTRAL-Registered Trademark- and LIFETIME-Registered Trademark-. The programming delivered by the Company includes over 900 movie titles per month. The Company also broadcasts original news programming on the ALL NEWS CHANNEL-TM- and events and specials on a pay-per-view basis.

    The Company broadcasts from a single satellite, DBS-1, which is able to reach the entire continental United States. DBS-1 broadcasts with minimal signal interference because of its favorable orbital location at 101DEG. west longitude, greater orbital spacing than that provided for non-DBS satellites and its high-power 120 watt transponders. DBS-1 was manufactured by Hughes Electronics Corporation ("Hughes") and is owned and operated jointly by the Company and DIRECTV, Inc., a subsidiary of Hughes. The Company believes that the DSS system, which incorporates the technologically advanced MPEG 2 digital compression standard, results in a higher picture quality than any other existing terrestrial domestic television broadcasting system. The Company expects to replace DBS-1 at its current orbital location before the end of its expected life in 2010. In addition to its FCC license to broadcast from 101DEG. west longitude, the Company also has an FCC permit to construct and launch high-power DBS systems at two other orbital locations.

    The DSS unit consists of an unobtrusive 18 inch satellite dish, an integrated receiver/decoder similar in size to a VCR and a remote control. The DSS unit features an easy to use on-screen electronic program guide, a ratings control function and the capability to switch easily between DSS signals and local programming signals. DSS units are currently manufactured and sold by leading consumer electronics manufacturers and sold at over 26,000 retail locations.

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

STRATEGY

    The Company seeks to offer the highest quality, most-sought-after television programming at a competitive price, enhance the DSS position as the leading provider of satellite television, increase the market share of USSB programming by offering the premier movie networks and a wide variety of pay-per-view events, and achieve profitability.

    The Company intends to accomplish these objectives by (i) building on its lead in the high power DBS market; (ii) capitalizing on its relationships with leading program suppliers, with which it has multi-year agreements; (iii) maintaining its strategic relationship with Hughes and DIRECTV, Inc. to further benefit from the technological advantages of high-power DBS and the DSS system and to promote and build awareness of the DSS system; (iv) enhancing its strong relationships and joint marketing efforts with leading consumer electronics manufacturers and retailers to further promote the sale of DSS units and USSB programming; (v) expanding and continuing to support the large and established retail distribution network for DSS units; (vi) continuing to provide the highest broadcast quality; and (vii) emphasizing customer service to maintain a high level of customer satisfaction.

THE MARKET

    The Company believes that there is significant unsatisfied demand for high quality, reasonably priced television programming. The Company believes, therefore, that the potential market in the United States for high-power DBS broadcasting consists of all of the approximately 96 million households with television sets, as well as certain commercial markets, such as hotels, motels, bars and restaurants.

    The primary target markets for the Company include (i) existing cable subscribers who desire a greater choice and variety in programming, improved video and audio quality, better customer service and fewer signal interruptions; and (ii) all of the U.S. television households unserved by cable. Based upon FCC and industry data, there are approximately 62 million U.S. cable subscribers. These subscribers reportedly pay an average of approximately $32 per month for television programming services. The Company also views as a target market the approximately 31 million U.S. television households which have access to cable television but are not customers of the local cable operator.

    The Company believes that the demand for satellite television services in the United States will continue to grow. The Company also believes that the DSS system, with its digital picture and CD-quality sound, provides the consumer with the highest quality subscription television programming currently available. While the high-power DBS share of the U.S. television market is currently small compared to cable, it has been steadily increasing. The Company has conducted extensive research to better understand the television market in the United States, the desires and preferences of consumers and the features and benefits that will attract subscribers. This research indicates that a substantial number of consumers are dissatisfied with cable television, that former cable subscribers who subscribe to the DSS system are more satisfied with it than cable and that 63% of DSS unit owners who were cable subscribers purchased premium movie programming. This research also indicates that the most likely USSB customers are homeowners with families who currently have or have had cable, subscribed to the premium movie channels and consider television a significant component of their entertainment activities. The Company believes, based on this research, that demand for more choice in television programming, dissatisfied cable subscribers, and consumers unserved or underserved by cable will contribute to the market growth of the DSS system and the Company's subscriber base.

    The Company's research also indicates that the growth of the DSS market has been hampered by the misperception that reception of local television broadcasts is incompatible with the DSS system. The Company is commencing an extensive information campaign, coupled with training of retail salespeople, to educate consumers that local television broadcasts are readily received using a standard television antenna with the DSS system.

MARKETING

    The Company engages in extensive marketing, advertising and promotional activities to increase consumer awareness of the DSS system and USSB programming, to promote the sale of DSS units and to generate subscriptions to USSB programming. The Company intends to continue these efforts and anticipates that it will continue to make substantial expenditures for new and intensified marketing, advertising and promotional activities, including the following:

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

    To support its marketing, the Company also delivers a free channel that is available to all owners of DSS units and, in conjunction with its programmers, regularly provides USSB FREEVIEWs-Registered Trademark-, or access to programming channels during certain periods of the year without charge. The Company also engages in joint advertising and promotions with its programmers.

    TV GUIDE-TM-. The Company has entered into a relationship with the publisher of TV GUIDE to offer a "DSS Edition of TV GUIDE", available to all DSS households. The DSS Edition of TV GUIDE provides a comprehensive listing of all subscription channels offered on the DSS system, and features special inserts reviewing programming offered by USSB each week.

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

    The Company has also entered into a sales agency agreement with AT&T, pursuant to which AT&T markets DSS units to its customers and provides its customers with the opportunity to receive USSB programming, including the one free month of USSB ENTERTAINMENT PLUS.

    MANUFACTURER INCENTIVE PROGRAM AND OTHER JOINT MARKETING. The Company engages in a number of joint marketing efforts with DIRECTV, Inc. and DSS unit manufacturers. One of these efforts, the Manufacturer Incentive program, is a joint financial incentive arrangement with

DIRECTV which has had the effect of contributing to certain DSS manufacturers lowering the price of DSS units. Such arrangements run for up to four years depending on manufacturer.

    The Company also shares costs with other DSS system participants for advertising, public relations and retail promotions. The Company believes it also benefits from the marketing efforts of all DSS system participants. All current manufacturers of DSS units include information regarding USSB programming in their retail packaging and all new DSS unit manufacturers are expected to continue this practice.

PROGRAMMING

    The Company selected its programming based on extensive market research, which indicated that potential DSS customers would have a strong desire for movies, major pay-per-view events, and general entertainment targeted at specific family members. As a result, the Company sought multi-year agreements with content providers which offered programming that could satisfy this target market. The Company currently offers DSS households many of the most widely recognized and popular "premium" and "basic" entertainment channels. The Company broadcasts over 900 movie titles per month and a wide variety of specialty sports events and entertainment specials on a pay-per-view basis. Management believes that the Company's growth has been driven primarily by the strength of the premium movie channels offered by the Company. Management periodically evaluates its programming offerings and packages and may modify its programming to maximize subscriber satisfaction.

    The Company delivers premium networks in multichannel format to increase viewer choice and variety. The Company is not aware of any cable system with a comparable level of multichannel premium programming. The Company's research indicates that multichannel programming is a popular attraction with its subscribers, as each programmer generally "counter programs" certain of its multiple channels; i.e., the programmer will, for example, run an action movie, a comedy movie and a family movie in the same general time slot. The Company's delivery of premium channels in multichannel format allows a USSB subscriber to receive multiple channels of a premium service at a price generally paid by cable subscribers for one premium channel. In fiscal 1997, the Company continued its commitment to providing the best premium movie channels by adding HBO Family (2 channels) and Showtime 3, at no additional cost to subscribers.

    The Company offers its programming in a variety of subscription packages, which currently range in price from $7.95 to $34.95 per month. From time to time, the Company may revise its rates for promotional or competitive reasons. In addition, the Company permits subscribers to purchase premium channel packages without requiring them to purchase a basic package, as is generally required with cable. USSB ENTERTAINMENT PLUS is currently purchased by approximately 50% of the Company's paying subscribers. Subscription packages are generally purchased monthly, but may also be purchased on a quarterly or annual basis. All subscriptions are billed in advance of their respective time periods.

    The Company makes its pay-per-view events available to all residential DSS owners. The Company offered 27 pay-per-view events in 1997, including Tyson vs. Holyfield II; Foreman vs. Grimsley; International Cricket competitions; and David Bowie and Friends. The Company also distributes some of its pay-per-view events to commercial establishments through a third party.

    The Company offers a complimentary channel to all DSS unit owners, whether or not they are USSB programming subscribers. This channel is currently utilized by the Company to broadcast marketing messages to maximize viewership of upcoming USSB programming, as well as for public service broadcasting. The Company also broadcasts in Spanish all of the programming which is provided to it with a Spanish language soundtrack.

    Since the DSS system poses no technical barriers to receiving both USSB programming and DIRECTV programming, all purchasers of DSS units have access to more than 200 channels of programming. DIRECTV programming currently includes approximately 50 channels of pay-per-view movies, as well as subscription sports packages, established basic networks and audio services. The Company provides programming that complements DIRECTV's existing programming packages, thus maximizing the consumer appeal of the DSS system. There is currently no overlap between USSB programming and DIRECTV programming.

    Local television stations are readily received using a standard television antenna with the DSS system. DSS owners can easily switch between DSS programs and local stations by using the DSS remote control. According to the Company's research, approximately 59% of USSB subscribers currently receive local programming signals from standard television antennas. DSS owners who are not able to receive local programming signals because of their distance from terrestrial broadcasting towers may receive national network programming through the DSS system. Local programming is also available to DSS owners through a basic "lifeline" cable subscription.

DISTRIBUTION OF DSS UNITS

    The introduction of the DSS unit is widely regarded as the most successful introduction and fastest growing major consumer electronics product in United States history. Since its introduction three years ago, more than four million DSS units have been shipped to retailers.

    DSS units are currently sold at over 26,000 retail locations, including national retailers such as Best Buy, Circuit City, Radio Shack, Sears and WalMart. DSS systems are also available at regional and independent consumer electronics stores, satellite specialty stores, and other specialty retailers including catalog, internet and television shopping networks. DSS units are also distributed by the National Rural Telecommunications Cooperative, which has approximately 300 affiliates that sell satellite equipment predominately in rural areas.

    The Company and DIRECTV, Inc. maintain marketing arrangements with AT&T whereby AT&T offers DSS units, as well as USSB and DIRECTV programming, directly to its customer base.

    DSS units are currently manufactured and distributed under the following brand names: RCA, Sony, GE, Hughes Network Systems, Proscan, Toshiba, Uniden, Panasonic, Magnavox, Memorex and Hitachi.

THE DSS UNIT

    The DSS unit consists of an unobtrusive 18 inch satellite dish, an integrated receiver/decoder similar in size to a VCR and a remote control. The dish, which must be aimed in the direction of the 101DEG. west longitude orbital location, can be mounted on the exterior of the home. Company research indicates that approximately 63% of purchasers of DSS units choose to install their units themselves, while the balance have their units professionally installed.

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

    The DSS system is also designed to receive local television broadcasts by using readily available television antennas. Many antennas on the market today provide improved and convenient ways to receive local television stations with the DSS system.

    The DSS system's on-screen programming guide provides program ratings for most programs carried by the premium services and permits parents to set rating limits and "lock out" programming which the subscriber does not wish to receive.

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

    All of the Company's video channels are encrypted to prevent unauthorized reception of the signal. The conditional access system utilized in the DSS system, which controls the encryption and decryption of the television signal, was developed and is operated by NDS Americas Inc. (formerly News DataCom). The signal processing system, which is responsible for the transmission of audio and video, was developed by Thomson. Both technologies were developed under contract with Hughes and are available for use by the Company pursuant to long-term agreements with Hughes. The conditional access system was upgraded in 1997 by issuing replacement access cards to all DSS unit owners with "first-generation" cards.

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

    The Company contracts out customer service and billing functions to Alliance Data Systems, Inc. ("ADS") (formerly BSI Business Services, Inc.). ADS's functions include the handling of orders from subscribers, establishing and maintaining customer accounts, inbound and outbound telemarketing, billing and remittance processing. All of ADS's interactions with subscribers are conducted under the Company's name. The Company seeks to provide the highest levels of customer service and believes that customer service is important in developing customer loyalty and in distinguishing its service from its competitors. To date, the Company's research indicates that 82% of its subscribers were satisfied with the Company's customer service.

SATELLITE

    The Company owns five-sixteenths of DBS-1, including a five transponder payload on the satellite. DBS-1 was manufactured by Hughes and was launched by Arianespace in December 1993. The satellite was designed for a minimum 12-year life from the date of launch; however, the launch was more accurate than initially anticipated and Lockheed Martin currently estimates that the DBS-1 satellite will have a life of 15.9 years, plus or minus 0.4 years, from its launch date. The Company expects that it will make arrangements for a replacement satellite to ensure continuity of its programming service prior to the end of the useful life of DBS-1.

OTHER COMPANY ORBITAL LOCATIONS

    The FCC has issued a Construction Permit and Launch Authority which authorizes the Company to construct high-power DBS systems at 110DEG. west longitude (three transponders) and 148DEG. west longitude (eight transponders). In connection with this permit, the Company has entered into two satellite construction contracts with Lockheed Martin for the construction of the two satellites. The 110DEG. west longitude orbital slot would enable the Company to provide a second high-power DBS service to the United States, and additionally to Alaska and Hawaii. The 148DEG. west longitude slot would allow the Company to provide programming between the United States and the Pacific Rim, if the FCC and international regulatory bodies agree to grant the necessary authorizations. See "Regulatory Matters."

COMPETITION

    The Company's existing and potential competitors comprise a broad range of companies engaged in communications and entertainment, including cable operators, other satellite program providers, wireless cable operators, open video providers, electric utilities with existing fiber networks, television networks and home video products companies, as well as companies developing new technologies. The Company anticipates that other DBS satellites will be launched at the 110DEG. west longitude and other orbital locations, increasing the number of competitors in the direct broadcast satellite market. Many of the Company's competitors have greater financial and marketing resources than the Company, and the business of providing subscription and pay television programming is highly competitive. The Company expects that quality and variety of programming, quality of picture and service and cost will be the key bases of competition.

    The Company believes that the DSS system has several advantages, including superior picture and sound quality compared to terrestrial broadcasters and most cable operators, its programming variety, its retail distribution network, well-established brand name manufacturers, advantageous orbital location and the limited capital expenditures required in the future. The DSS system currently offers the broadest variety of programming available from any single source and employs the MPEG 2 digital compression standard which, the Company believes, results in a higher picture quality than any other existing domestic television broadcasting system. With the 101DEG. west longitude orbital slot, the Company (and DIRECTV, Inc.) also have the most desirable location for reaching the entire continental United States with the least possibility of obstruction. The Company believes that the 18 inch dish used in the DSS unit also gives the Company an advantage over many of its competitors, who must generally rely on larger and, in the case of C-band broadcasters, more expensive dishes.

CABLE OPERATORS

    Cable television is currently available for purchase by as much as 97% of the approximately 96 million U.S. television households. The cable television industry is an established provider of television programming, with approximately 62% of total television households subscribing. Cable systems typically offer 30 to 80 channels at an average monthly subscription price of approximately $32.

    Cable television providers benefit from their entrenched position in the domestic consumer marketplace. Cable subscribers have relatively minimal up-front costs as compared to DSS households, which must purchase (or lease) and install the DSS unit. In addition, the cost of both USSB programming and DIRECTV programming may be higher than a subscriber would pay for cable service. Certain cable companies have indicated an intention to rebuild their transmission systems to upgrade to digital technology or add some digital capacity, which would provide their cable television customers with improved picture quality and sound and/or more channels.

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

    The International Telecommunication Union, an agency of the United Nations, allocated to the United States 32 transponders at each of eight orbital locations for the provision of domestic high-power DBS service. The FCC has issued licenses or construction permits for all eight orbital locations. Although the number of potential competitors in the high-power DBS market is limited by the number of orbital slots authorized for such service by the FCC and by regulatory authorities of adjoining countries, additional spectrum may be allocated to high-power DBS in the future, which would increase the number of orbital locations beyond the present eight. In addition, satellites regulated by foreign governments may, in the future, provide competitive DBS services under protocols between the United States and such foreign governments. Under a protocol between Mexico and the United States, Mexico has announced its intention to auction an orbital location which will permit service to the United States and the FCC has granted a Mexican entity authority in the United States for reception of Spanish programming. If Canada were to enter into a similar protocol, Canada also has orbital locations which would permit DBS service to the United States.

HIGH-POWER DBS

    The Company and DIRECTV, Inc. were the first domestic providers of high-power DBS programming. DIRECTV, Inc. broadcasts over 175 channels from the 101DEG. west longitude orbital location shared with the Company, as compared with up to 30 channels offered by the Company. DIRECTV, Inc. offers a broad range of sports programming and emphasizes pay-per-view movies and events and offers over 50 channels of "basic" programming. While the Company and DIRECTV, Inc. share the goal of promoting the DSS system, they do compete for subscriber revenues once the DSS unit is purchased by the consumer.

    EchoStar Communications Corporation ("EchoStar") has launched two high-power DBS satellites at the 119DEG. west longitude orbital location. EchoStar offers programming which includes many of the premium and basic channels available on the DSS system and is aggressively marketing its programming services and satellite dish as an alternative to the DSS system. EchoStar manufactures the 18-inch satellite dish needed to receive its programming and thereby has greater control over the retail price of its satellite dish than the Company, but also bears the financial responsibility associated with this aspect of its business. In addition to two satellites at the 119DEG. west longitude orbital location, EchoStar has acquired Direct Broadcast Satellite Corporation, which has filed an application for authority to launch at 61.5DEG. west longitude. Direct Broadcast Satellite Corporation has authority for 11 transponder slots at 61.5DEG. west longitude, which will be available to provide EchoStar's programming. In addition, Dominion Video Satellite, Inc. has agreed to lease five of its eight transponders at the 61.5DEG. orbital location to EchoStar. Since EchoStar and Dominion Video Satellite, Inc. will use the same encryption and receive system, Dominion subscribers may purchase EchoStar programming in addition to Dominion programming. EchoStar has also acquired 24 transponder slots at 148DEG. west longitude which were auctioned in January 1996 by the FCC.

    The partners in PRIMESTAR Partners ("PRIMESTAR"), a partnership consisting of G.E. Americom and major cable television system operators, including Tele-Communications, Inc. ("TCI"), have agreed to form a new corporation, PRIMESTAR, Inc., which is intended to be a publicly held company. As part of that reorganization, the FCC has been asked to approve a transfer of control of Tempo Satellite, Inc. ("Tempo"), which has eleven transponders authorized at 119DEG. west longitude and eleven transponders authorized at 166DEG. west longitude, from TCI Satellite Entertainment, Inc. to PRIMESTAR, Inc. On March 8, 1997, Tempo launched its satellite to provide high power direct broadcast satellite service at 119DEG. west longitude, but such service has not yet commenced.

    PRIMESTAR has also entered into an agreement with MCI, News Corp., and ASkyB which will permit PRIMESTAR to acquire the 28 transponders authorized to MCI at 110DEG. west longitude, two satellites which are presently under construction (with a planned launch of September 1997 for the first satellite), and other related assets. The FCC has been asked to approve the assignment of the MCI authorization to PRIMESTAR LHC, a wholly owned subsidiary of PRIMESTAR, Inc. If this transaction proceeds as presently contemplated, ASkyB, which will be owned by News Corp. (80.1%) and MCI (19.9%), will have a non-voting equity interest (31%) in PRIMESTAR. The parties have represented to the FCC that they are willing to divest the eleven transponders at 119DEG. west longitude if the 28 transponders at 110DEG. west longitude are permitted to be assigned to PRIMESTAR LHC.

LOW AND MEDIUM-POWER DBS

    PRIMESTAR also offers a 95-channel medium power broadcast system using capacity on a medium-power satellite owned by G.E. Americom and leases receivers and three foot satellite dishes to subscribers. PRIMESTAR's lease program is widely credited for the success of its medium-power satellite service which, according to trade publications, has approximately 1.9 million subscribers. PRIMESTAR offers programming which includes many of the premium and basic channels available on the DSS system. PRIMESTAR promotes its service as superior to cable and markets to the same general television viewers as the
Company.   See also "High-Power DBS" above.

    AlphaStar, Inc., a subsidiary of Tee-Com Electronics, Inc., which previously offered video programming, filed for protection under the United States Bankruptcy Code in 1997, and is no longer providing service.

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

TELEPHONE COMPANIES

    Certain regional telephone operating companies and long distance telephone companies could become significant competitors of the Company in the future. Several telephone companies have begun to enter the video programming market by creating cable subsidiaries, acquiring existing cable operators outside of the area they presently serve with telephone service, or by continuing their involvement with wireless cable systems. In addition, telephone companies can establish open video services, which they either can make available to television programmers or utilize themselves. The Company will experience additional competition if such companies enter the market. Among other things, telephone companies have an existing relationship with virtually every household in their service area, substantial financial resources and an existing infrastructure.

WIRELESS CABLE AND OTHER MICROWAVE SYSTEMS

    There are approximately 200 wireless cable systems in the United States, serving approximately 900,000 subscribers. These systems typically offer 20 to 40 channels of programming, which may include local programming; however, these systems will require substantial capital expenditures to upgrade to digital technology. The FCC has recently allocated spectrum for the Local Multipoint Distribution Service (LMDS), a form of wireless cable with increased bandwidth. FCC auctions will be held to make the spectrum available for video, voice, internet and data services. Companies acquiring rights for LMDS could become providers of competitive video services.

VHF/UHF BROADCASTERS

    Most areas of the United States are covered by traditional terrestrial VHF/UHF broadcasters that typically offer three to ten channels. These stations provide local, network and syndicated programming free of charge. The FCC has mandated that terrestrial television stations commence digital television service, and has granted additional spectrum on an interim basis which may be used for multichannel programming and/or high definition television (HDTV). The Company is unable to predict at this time the effect of such a development on the Company's competitive position.

REGULATORY MATTERS

    The Company is subject to the regulatory authority of the FCC. As a distributor of television programming, the Company is also affected by numerous laws and regulations. Unlike a common carrier, however, the Company is free to set prices and serve customers according to its business judgment without rate of return or certain other types of regulation.

    The FCC has issued a license (the "License") to the Company which allows the Company to broadcast from the 101DEG. west longitude orbital slot. DIRECTV, Inc. is the only other entity licensed for the 101DEG. west longitude orbital slot. No other entities can currently obtain transponders at 101DEG. west longitude.

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

    The FCC has also issued a Construction Permit and Launch Authority (the "Permit") to the Company. The Permit allows the Company to construct and launch high-power DBS systems with three transponders at 110DEG. west longitude and with eight transponders at 148DEG. west longitude. The 110DEG. west longitude orbital slot would enable the Company to provide a second high-power DBS service to the United States, and additionally to Alaska and Hawaii. The 148DEG. west longitude slot would allow the Company to provide programming between the United States and the Pacific Rim, if the FCC and international regulatory bodies agree to grant the necessary authorizations. The Permit presently requires that these two additional systems be operational by December 1997. The Company has requested an extension to December 1999 in which to complete the construction and launch of the remainder of its DBS systems. The Company's ability to operate at the 101DEG. west longitude orbital location is not linked to the Permit. In connection with the Permit, the Company has entered into two satellite construction contracts with Lockheed Martin for the construction of two satellites. Under the contract for the 110DEG. orbital location, the Company is presently required to make future fixed payments totaling approximately $68.1 million after having made advance payments of $5.5 million.

    The Telecommunications Act of 1996 (the "Act") significantly deregulated the telecommunications industry. The Act further clarifies that the FCC has exclusive jurisdiction over high-power DBS service, that criminal penalties may be imposed for piracy of high-power DBS signals, that local zoning and homeowner covenants which impair a viewer's ability to receive DBS signals are preempted except where necessary for safety or historic reasons and that local (but not state) taxes on DBS service are precluded.

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

    SATELLITE PAYLOAD PURCHASE AGREEMENT. In May 1991, the Company entered into a Satellite Payload Purchase Agreement (the "SPPA") with Hughes Communications Galaxy, Inc. ("HCG"). The SPPA provided for the purchase by the Company of a five-sixteenths interest in DBS-1, enabled the Company and DIRECTV, Inc. to share the cost of satellite construction and launch and enabled the Company and DIRECTV, Inc. to become the first high-power DBS satellite broadcasters in the United States. In addition, the SPPA provided that the Company would pay its fair share of the development and/or acquisition costs for the system technology, which includes conditional access, signal processing and other systems. Through this agreement, DIRECTV, Inc. and the Company utilize a common system and avoid any technical barriers to consumers subscribing to both USSB programming and DIRECTV programming.

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

    Even though the Company and DIRECTV, Inc. compete for subscriber revenues from DSS households, there is currently no overlap between USSB programming and DIRECTV programming. Accordingly, both the Company and DIRECTV, Inc. have a common interest in promoting awareness of the DSS system, maximizing DSS unit sales and cooperating in joint marketing efforts to promote the DSS system. See also "Marketing."

EMPLOYEES

    As of June 30, 1997, the Company employed 142 persons. None of the Company's employees are represented by a union and the Company believes its employee relations are satisfactory.

    In addition, pursuant to an Administrative Services Agreement between the Company and Hubbard Broadcasting, Inc. ("HBI"), the Company's largest shareholder, the Company receives services from certain executives of HBI and also from the tax, payroll, accounts payable, risk management, management information systems and legal staff of HBI. The Company incurred an aggregate charge of $996,000 for such services in fiscal 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

NAME                         AGE            POSITION WITH THE COMPANY

Stanley S. Hubbard           64             Chairman of the Board

Stanley E. Hubbard           36             Chief Executive Officer and
                                            President

Robert W. Hubbard            32             Executive Vice President

Gerald D. Deeney             73             Treasurer, Chief Financial
                                            Officer and Secretary

Mary Pat Ryan                40             Senior Vice President, Marketing

Bernard J. Weiss             43             Vice President,
                                            Finance and Administration

Raymond A. Conover           47             Vice President, Engineering

Carl S. Wegener              44             Vice President, Dealer Marketing

Robert D. Pacek              54             Vice President, Information Systems

Joseph G. Ducey              38             Vice President, Operations


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

    GERALD D. DEENEY was elected Treasurer of the Company in June 1981, Chief Financial Officer of the Company in September 1995 and Secretary in January 1996. Mr. Deeney has been with HBI for more than thirty-five years and has been Vice President and Treasurer of HBI for more than twenty-five years. In 1992, Mr. Deeney was elected a director of HBI.

    MARY PAT RYAN joined the Company as Vice President, Marketing in February 1994 and now is Senior Vice President, Marketing. From 1983 to 1993, Ms. Ryan was at Draft Direct, one of the largest direct marketing agencies in the world, and served as Executive Vice President and Director of Client Services. At Draft Direct, Ms. Ryan managed marketing programs for HBO's Cable and Satellite Divisions, Time Warner Cable, The Sega Channel and American Express Travelers Cheque Group, and oversaw all administrative, business development and training functions for client services.

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

    CARL S. WEGENER joined the Company in 1993 as Director of Consumer Electronics Marketing and was promoted to Vice President, Dealer Marketing, in December 1994. Mr. Wegener has more than 20 years of experience in the consumer electronics industry, including positions with RCA and Philips N.V.

    ROBERT D. PACEK joined the Company as Vice President, Information Services in March 1996. From September 1992 to March 1996, Mr. Pacek was Vice President, Operations, of Advance, Inc., a consulting firm retained by the Company in the area of information services. Prior thereto, he served as Deputy Director of Information Services for the United States Navy for three years.

    JOSEPH G. DUCEY was appointed Vice President, Operations in July 1996. From June 1991 to July 1996, he had been employed by HBI and affiliates in a number of engineering/research positions, including Engineering Program Manager for Conus and Director of Technical Operations.


                                 ITEM 2.  PROPERTIES

    The Company utilizes the following facilities:


      FACILITY                 LOCATION             SQUARE   OWNED OR LEASED
                                                   FOOTAGE

  Executive Offices           St. Paul, Minnesota   15,043   Leased from HBI (a)
  National Broadcast Center   Oakdale, Minnesota    20,500   Owned
  Auxiliary Broadcast Center  St. Paul, Minnesota    1,300   Antennas and
                                                             equipment are
                                                             owned by the
                                                             Company; roof
                                                             site for
                                                             antennas is
                                                             leased from
                                                             HBI (b)

(a) The lease for the Company's executive offices expires on June 30, 1998. The Company expects to renew this lease in the ordinary course.
(b) The Auxiliary Broadcast Center lease expires on June 30, 1999 and includes three five-year renewal options.

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

                              ITEM 3.  LEGAL PROCEEDINGS

    The Company is exposed to litigation encountered in the normal course of business. In the opinion of management, the resolution of such litigation matters of which the Company is aware will not have a material adverse effect on the Company's financial position, results of operations or cash flows. In addition, the Company is a party to the following actions:

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

In the ITC action, PMC alleges that Hughes Network Systems, Thomson Consumer Electronics and other DSS manufacturers have infringed, and that DIRECTV, Inc. and the Company have contributed to and/or induced the infringement of, a patent owned by PMC and requests the ITC to (i) bar the importing, marketing, promoting, distributing, or sale of imported infringing DSS receivers in the United States which are covered by PMC's patent and (ii) prohibit DIRECTV, Inc. and the Company from broadcasting television programming to any imported infringing DSS receiver. A trial of the ITC proceeding before an administrative law judge was conducted in July 1997, and an initial determination by the administrative law judge is expected in October 1997. The ITC is expected to render its decision by January 1998.

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

    IPPV ENTERPRISES V. THOMSON CONSUMER ELECTRONICS, INC., HUGHES NETWORK SYSTEMS, SONY CORPORATION OF AMERICA, HITACHI HOME ELECTRONICS (AMERICA), INC., UNIDEN AMERICA CORPORATION, DIRECTV, INC., AND UNITED STATES SATELLITE BROADCASTING COMPANY, INC., UNITED STATES DISTRICT COURT, DISTRICT OF DELAWARE, CASE NO. 97-288.

In June 1997, IPPV Enterprises, a Georgia partnership ("IPPV"), initiated a legal proceeding in the United States District Court for the District of Delaware against digital satellite system developers, manufacturers, including, among others, Hughes Network Systems, Thomson Consumer Electronics and other DSS manufacturers, DIRECTV, Inc., and the Company.

IPPV alleges that the defendants, including DIRECTV, Inc. and the Company, have infringed several IPPV patents relating to parental control and pay-per-view features used in the DSS system. IPPV has requested the court to award IPPV damages, to treble such damages, and to enjoin the Company and the other defendants from infringing IPPV's patents.

The Company has denied all material allegations in the complaint. While it is not possible to estimate the probable outcome of this proceeding at this time, management believes, based on advice of counsel, that it has valid defenses to IPPV's claims. The Company does not believe that IPPV is entitled to damages or any remedies from the Company, and management intends to vigorously defend the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the year ended June 30, 1997.

                                       PART II

              ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                                 STOCKHOLDER MATTERS

    The Company's Class A Common stock trades on the Nasdaq National Market under the symbol "USSB." The following table sets forth the high and low closing sales prices for such stock as reported on the Nasdaq National Market for each quarter during fiscal 1997:


    YEAR ENDED JUNE 30, 1997:                    LOW                 HIGH
    ------------------------                     ---                 ----
    First Quarter ended September 30, 1996       $22                 $38
    Second Quarter ended December 31, 1996         9 3/4              23
    Third Quarter ended March 31, 1997             9 3/8              14 1/4
    Fourth Quarter ended June 30, 1997             8 1/4              11 3/4

    On September 22, 1997, the last reported sale price of the Company's Class A Common stock was $8.56 per share. At that date, the Company had 675 Class A Common shareholders of record.

    The Company has not paid any cash dividends on its Class A Common stock and does not intend to pay cash dividends for the foreseeable future. Earnings will be retained for use in the operation and expansion of the Company's business.

REPORT ON SALES OF SECURITIES AND USE OF PROCEEDS THEREFROM.

    Subsequent to the Company's initial public offering, effective January 31, 1996 (Registration No. 33-99906), and pursuant to the requirements of the Securities Act of 1933, as amended and as then in effect, the Company filed an initial report on Form SR with the Securities and Exchange Commission on May 10, 1996 and amendments thereto on November 12, 1996 and May 12, 1997.

    The following table sets forth the amount of direct or indirect payments to others from such effective date through June 30, 1997 which have changed since the most recently filed report on Form SR.

USE OF PROCEEDS                        DIRECT OR INDIRECT PAYMENTS TO OTHERS

---------------                        -------------------------------------
Purchase and Installation of Machinery
    and Equipment                                     $16,101,584
Temporary Investments
    Short Term Treasuries                             $74,000,000
    Cash                                              $   545,461

                    ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

    Information required by this item is set forth in the Company's 1997 Annual Report to Shareholders on page 19, under the heading "Selected Financial and Operating Data," and is incorporated herein by reference.

              ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

    Information required by this item is set forth in the Company's 1997 Annual Report to Shareholders on pages 20 to 25, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.


                 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information required by this item is set forth in the Company's 1997 Annual Report to Shareholders on pages 26 to 39, in the consolidated financial statements and notes, and on page 40, under the heading "Report of Independent Public Accountants," and is incorporated herein by reference.


               ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                         ACCOUNTING AND FINANCIAL DISCLOSURE
    None.

                                       PART III

             ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors of the Company is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 1997, under the heading "Election of Directors" and under the heading "Compliance with Section 16(a) of the Exchange Act," and is incorporated herein by reference. Information regarding executive officers of the Company is contained in Part I, Item 1 of this Form 10-K.


                           ITEM 11.  EXECUTIVE COMPENSATION

    Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 1997, under the heading "Compensation of Directors and Executive Officers," (except for the information set forth under the subcaptions "Report of the Compensation Committee" and "Share Investment Performance," which subsections are not incorporated herein) and is incorporated herein by reference.

                  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                                OWNERS AND MANAGEMENT

    Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 1997, under the heading "Principal Shareholders" and is incorporated herein by reference.


               ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held November 17, 1997, under the heading "Certain Transactions," and is incorporated herein by reference.

                                       PART IV

                  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                               AND REPORTS ON FORM 8-K

(a) 1.   CONSOLIDATED FINANCIAL STATEMENTS

         The following financial statements are included in the company's 1997 Annual Report to Shareholders and are incorporated in Part II, Item 8 of this Form 10-K by reference:

         Report of Independent Public Accountants

         Consolidated Statements of Operations for the Years Ended June 30, 1997, 1996, and 1995

         Consolidated Balance Sheets as of June 30, 1997 and 1996

         Consolidated Statements of Shareholders' Equity for the Years Ended June 30, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995

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

EXHIBIT NO.     EXHIBIT DESCRIPTION
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

   3.3        Form of Second Restatement of the Articles of Incorporation (1)

   3.4        Form of Amended and Restated Bylaws (1)

   4.1        Form of Stock Certificate (1)

  10.1 United States Satellite Broadcasting Company, Inc. 1995 Stock Option Plan (1)*

  10.2 Sales Agency Agreement, dated December 22, 1993, between Thomson Consumer Electronics, Inc. and United States Satellite Broadcasting Company, Inc. (1)**

  10.3 United States Satellite Broadcasting Company, Inc. 1996 Non-Employee Director Stock Option Plan (5)*

  10.4 Consulting Services Agreement, dated November 1, 1995 between Conus Communications Company Limited Partnership and United States Satellite Broadcasting Company, Inc. (2)

  10.5        [Intentionally reserved.]

  10.6        [Intentionally reserved.]

  10.7        [Intentionally reserved.]

  10.8        [Intentionally reserved.]

  10.9        [Intentionally reserved.]

 10.10 Amendment No. 1, effective July 1, 1997, to the Indenture of Lease dated May 1994, between Hubbard Broadcasting, Inc. and United States Satellite Broadcasting Company, Inc. (5)

 10.11 Service Agreement, dated January 1, 1994 between Conus Communications Company Limited Partnership and United States Satellite Broadcasting Company, Inc. (1)

 10.12 Indenture of Lease, dated May 1994, between Hubbard Broadcasting, Inc. and United States Satellite Broadcasting Company, Inc. (1)

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

 10.21 6-Channel Direct Broadcast Satellite Contract, originally dated June 15, 1984, between Lockheed Martin Corporation (formerly RCA Corporation) and United States Satellite Broadcasting Company, Inc., as amended (1)**

 10.22 Amendment No. 10, dated December 18, 1995, to Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc. (1)**

 10.23 Administrative Services Agreement, effective July 1, 1996, between United States Satellite Broadcasting Company, Inc. and Hubbard Broadcasting, Inc. (2)

 10.24 Amendment No. 11, effective September 30, 1996, to Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc. (3)

 10.25 Amendment No. 12, effective November 27, 1996 to Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc. (4)

 10.26 Amendment No. 13, effective December 31, 1996, to Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc. (4)

 10.27 Contract No. 104274-B, effective December 31, 1996, Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc. (4) ***

 10.28 Amendment No. 1, effective April 11, 1997, to Direct Broadcast Satellite Contract between United States Satellite Broadcasting Company, Inc. and Lockheed Martin Corporation (5) ****

 10.29 Amendment No. 2, effective April 30, 1997, to Direct Broadcast Satellite Contract between United States Satellite Broadcasting Company, Inc. and Lockheed Martin Corporation (5) ****

 10.30 Amendment No. 3, effective June 1, 1997, to Direct Broadcast Satellite Contract between United States Satellite Broadcasting Company, Inc. and Lockheed Martin Corporation (5) ****

  13.1        Selected Portions of the Company's 1997 Annual Report to
              Shareholders (5)

  21.1        Subsidiaries of the Company (5)

  23.1        Consent of Arthur Andersen LLP (5)

  27.1        Financial Data Schedule (5)

______

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

*** Portions of this document were redacted and filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, in connection with the filing of the Company's Report on Form 10-Q described in note (4) below.

**** Portions of this document were redacted and filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, in connection with the filing of this Report on Form 10-K.

    (1) Pursuant to Rule 12b-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Registration Statement on Form S-1, File No. 33-99906.

    (2) Pursuant to Rule 12b-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Report on Form 10-K for the fiscal year ended June 30, 1996.

    (3) Pursuant to Rule 12b-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Report on Form 10-Q for the quarter ended September 30, 1996.

    (4) Pursuant to Rule 12b-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Report on Form 10-Q for the quarter ended December 31, 1996.

    (5)  Filed herewith.

(b) REPORTS ON FORM 8-K

    None

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 26, 1997         UNITED STATES SATELLITE
                                  BROADCASTING COMPANY, INC.



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

    Signature                Title                              Date
    ---------                -----                              ----

/s/ Stanley S. Hubbard       Chairman of the Board           September 4, 1997
--------------------------
Stanley S. Hubbard

/s/ Stanley E. Hubbard       Chief Executive Officer,        September 22, 1997
--------------------------    President, and Director
Stanley E. Hubbard           (Principal Executive Officer)

/s/ Robert W. Hubbard        Executive Vice President and    September 22, 1997
--------------------------   Director
 Robert W. Hubbard

/s/ Gerald D. Deeney         Treasurer and Chief Financial   September 22, 1997
--------------------------   Officer (Principal Financial
Gerald D. Deeney             and Accounting Officer)

/s/ Herbert S. Schlosser     Director                        September 22, 1997
--------------------------
Herbert S. Schlosser

/s/ David S. Allen           Director                        September 22, 1997
--------------------------
David S. Allen

/s/ Frank N. Magid           Director                        September 22, 1997
--------------------------
Frank N. Magid

/s/ Peter G. Skinner         Director                        September 22, 1997
--------------------------
Peter G. Skinner

/s/ William D. Savoy         Director                        September 22, 1997
--------------------------
William D. Savoy

/s/ John W. Marvin           Director                        September 22, 1997
--------------------------
John W. Marvin

/s/ Ward L. Quaal            Director                        September 22, 1997
--------------------------
Ward L. Quaal

                             Director                        September __, 1997
--------------------------
Kenneth G. Langone

/s/ Louis G. Zachary, Jr.    Director                        September 22, 1997
--------------------------
Louis G. Zachary, Jr.

/s/ Peter F. Frenzer         Director                        September 22, 1997
--------------------------
Peter F. Frenzer