Form 10-Q
period 1997-09-30
UNITED STATES SATELLITE BROADCASTING CO INC
filed 1997-11-13
CIK 1004314

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                   ----------------

                                      FORM 10-Q

(Mark One)

/x/                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1997

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

                                         N/A
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES      X      NO
                                       ---------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                   Outstanding at November 3, 1997
    -----                                   -------------------------------

Class A Common Stock, $.0001 par value:               16,172,601

Common Stock, $.0001 par value:                       73,638,174

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
             REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                        INDEX


PART I.  FINANCIAL INFORMATION                                          Page
                                                                        ----
    Item 1.     Financial Statements

                Consolidated Statements of Operations                      3

                Consolidated Balance Sheets                                4

                Consolidated Statements of Cash Flows                      6

                Notes to Consolidated Interim Financial Statements         7

    Item 2.     Management's Discussion and Analysis                      10

PART II. OTHER INFORMATION

    Item 1.     Legal Proceedings                                         17

    Item 6.     Exhibits and Reports on Form 8-K                          19

                            PART I.  FINANCIAL INFORMATION

                            ITEM 1.  FINANCIAL STATEMENTS

         UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      UNAUDITED

                                                   For the Three Months
                                                    Ended September 30
                                                 ------------------------
                                                    1997           1996
                                                 ----------      ---------

REVENUES                                         $  114,383      $  79,244
COST OF SALES                                        73,557         52,246
                                                 ----------      ---------
GROSS MARGIN                                         40,826         26,998

OPERATING EXPENSES:
  Selling and marketing                              30,245         30,449
  Manufacturer Incentive                             17,916          1,371
  General and administrative                         11,607         10,196
  Commissions to retailers                            3,462          3,484
  Engineering and operations                          2,549          2,160
  Depreciation and amortization                       4,303          4,309
                                                 ----------      ---------
    Net operating loss                              (29,256)       (24,971)

OTHER (INCOME) EXPENSE:
  Interest (income)                                  (1,218)        (1,429)
  Other                                                 109            (60)
                                                 ----------      ---------
    Loss before income taxes                        (28,147)       (23,482)

INCOME TAX PROVISION                                      -            -
  Net loss                                       $  (28,147)     $ (23,482)
                                                 ----------      ---------
                                                 ----------      ---------
  Net loss per share                             $    (0.31)     $   (0.26)
                                                 ----------      ---------
                                                 ----------      ---------
  Weighted average shares outstanding                89,811         89,841
                                                 ----------      ---------
                                                 ----------      ---------


                The accompanying notes are an integral part of these
                          consolidated financial statements.

         UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                        ASSETS

                                                       Sept. 30,     June 30,
                                                         1997          1997
                                                      -----------  ----------
                                                      (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                            $  78,925    $  93,364
  Trade accounts receivable, net                          39,072       38,846
  Prepaid expenses and other current assets                7,599        8,283
                                                      ----------   ----------
    Total current assets                                 125,596      140,493
                                                      ----------   ----------

PROPERTY AND EQUIPMENT:
  Land                                                       351          351
  Buildings and improvements                               4,935        5,790
  Equipment                                              136,781      134,760
                                                      ----------   ----------
                                                         142,067      140,901
  Less - Accumulated depreciation                        (74,832)     (70,529)
                                                      ----------   ----------
    Total property and equipment, net                     67,235       70,372
                                                      ----------   ----------

OTHER ASSETS:
  Satellite deposits                                       8,230        6,930
  Long-term investments, consisting of U.S. Treasury
    securities                                             3,968        3,963
  Other                                                      254          255
                                                      ----------   ----------
    Total other assets                                    12,452       11,148
                                                      ----------   ----------

                                                      $  205,283   $  222,013
                                                      ----------   ----------
                                                      ----------   ----------


                The accompanying notes are an integral part of these
                          consolidated financial statements.

         UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                         LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         Sept. 30,   June 30,
                                                           1997        1997
                                                        -----------  ----------
                                                        (unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   $  57,029  $  61,271
  Deferred revenue                                           52,392     52,240
  Manufacturer Incentive obligation                          12,030      8,446
                                                          ---------  ---------
    Total current liabilities                               121,451    121,957
                                                          ---------  ---------
LONG TERM LIABILITIES
  Due to HBI                                                 10,000     10,382
  Manufacturer Incentive obligation                          44,306     32,007
                                                          ---------  ---------
    Total long term liabilities                              54,306     42,389
                                                          ---------  ---------

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY
  Preferred Stock, $.01 par value, 50 million shares
   authorized; none issued or outstanding                         -          -
  Class A Common Stock -
    Participating, voting, $.0001 par value, 500
    million shares authorized, 15,774,826 shares
    issued and outstanding at September 30, 1997
    and 15,588,851 at June 30, 1997                               2          2
  Common Stock -
    Participating, voting, $.0001 par value, 100
    million shares authorized, 74,035,949 shares
    issued and outstanding at September 30, 1997
    and 74,221,924 at June 30, 1997                               7          7
  Additional paid-in capital                                378,114    378,114
  Accumulated deficit                                      (345,350)  (317,204)
  Unrealized loss on investments                                (10)       (12)
                                                          ---------  ---------
                                                             32,763     60,907
  Unused media credits                                       (3,237)    (3,240)
                                                          ---------  ---------
    Total shareholders' equity                               29,526     57,667
                                                          ---------  ---------
                                                          $ 205,283  $ 222,013
                                                          ---------  ---------
                                                          ---------  ---------


                The accompanying notes are an integral part of these
                          consolidated financial statements.

         UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                      UNAUDITED

                                                              For the Three
                                                              Months Ended
                                                              September 30
                                                           --------------------
                                                            1997        1996
                                                           --------  ----------

OPERATING ACTIVITIES:
  Net Loss                                                 $(28,147) $ (23,482)
  Adjustments to reconcile net loss to net cash used in
  operating activities -
    Depreciation and amortization                             4,303      4,309
    Media credits utilized                                        3        230
    Change in operating items:
      Receivables and other current assets                      458     (7,936)
      Accounts payable and accrued expenses                  (4,242)    12,978
      Deferred revenue                                          152      1,232
      Manufacturer Incentive                                 15,883      1,371
      Other                                                      (1)        (1)
                                                           --------  ---------
         Net cash used in operating activities              (11,591)   (11,299)
                                                           --------  ---------
INVESTING ACTIVITIES:
  Purchase of and deposits on equipment                      (2,466)    (1,189)
                                                           --------  ---------
         Net cash used in investing activities               (2,466)    (1,189)
                                                           --------  ---------
FINANCING ACTIVITIES:
  Advances from affiliated companies, net                      (382)        65
  Proceeds from debt borrowings                                   -          -
                                                           --------  ---------
         Net cash provided by financing activities             (382)        65
                                                           --------  ---------
         Increase (decrease) in cash and cash
           equivalents                                      (14,439)   (12,423)

CASH AND CASH EQUIVALENTS, beginning of period               93,364    114,166
                                                           --------  ---------
CASH AND CASH EQUIVALENTS, end of period                   $ 78,925  $ 101,743
                                                           --------  ---------
                                                           --------  ---------
SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid during the period for -
  Interest                                                 $      -  $       -
  Income taxes                                                    -          -
                                                           --------  ---------
                                                           --------  ---------

                The accompanying notes are an integral part of these
                          consolidated financial statements.

         UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.  ORGANIZATION:

United States Satellite Broadcasting Company, Inc. and Subsidiaries ("USSB" or the "Company") provide subscription television programming via a high-power direct broadcast satellite ("DBS") to households throughout the continental United States. The Company broadcasts a high quality digital television signal using the Digital Satellite System ("DSS-Registered Trademark-"). The Company's programming is available to customers who have a DSS unit, which consists of an 18-inch satellite dish, a receiver/decoder and a remote control. All of the Company's gross revenues and identifiable assets relate to the Company's activities in this industry.

Hubbard Broadcasting, Inc. ("HBI") beneficially owned 51.8% of the Company as of June 30, 1997 and September 30, 1997, and had approximately 61.5% of the combined voting power with respect to all matters submitted for the vote of all shareholders at September 30, 1997.

NOTE 2.  CHANGE IN FISCAL YEAR:

On September 4, 1997, the Board of Directors of the Company voted to change the Company's fiscal year end from June 30 to December 31, beginning with a six month transition period ending on December 31, 1997.

NOTE 3.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial statements and, therefore, do not include all information and disclosures required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods presented are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the June 30, 1997 consolidated financial statements, the notes thereto, and the Company's Annual Report on Form 10-K.

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

LOCKHEED MARTIN ASTRO SPACE AGREEMENT

The Company has entered into contracts with Lockheed Martin for the construction of direct broadcast satellites at the 110 DEG. orbital location (the "110 DEG. Contract") and at the 148 DEG. orbital location (the "148 DEG. Contract").

Under the 110 DEG. Contract, as amended effective June 1, 1997, the Company is required to pay $73.6 million for satellite construction, of which $6.8 million has been paid to date. The contract also provides for payments for ongoing operations services and in-orbit performance incentive payments during the life of the satellite. In addition, substantial costs would be incurred to launch and insure the satellite. No material payments are anticipated under the 148 DEG. Contract earlier than December 31, 1997. The Company has previously paid $1.4 million under a predecessor contract for satellites at both the 110 DEG. and 148 DEG. orbital locations.

While these agreements are cancelable in whole or in part at the option of the Company, such cancellation would require forfeiture of any deposits and progress payments made, plus additional penalties. If satellite construction proceeds as scheduled under the 110 DEG. Contract, aggregate amounts due are as follows:
$39.5 million through December 31, 1998 and $27.3 million in the year ended December 31, 1999.

ADVERTISING AND PROMOTIONS

The Company has entered into commitments to purchase or participate in joint purchases of broadcast, print and other media for advertising and promotional purposes. At September 30, 1997, such commitments totaled $7.3 million due through December 31, 1998, all of which are noncancelable.

INSURANCE

The Company maintains business interruption and in-orbit insurance coverages at levels management considers necessary to address the normal risks of operating via communications satellite, including damage, destruction or failure of the satellite or its transponders. Additionally, the Company maintains general liability and directors' and officers' insurance coverages.

LITIGATION

In November 1996, Personalized Media Communications, L.L.C. ("PMC") initiated legal proceedings against the Company and others before the United States International Trade Commission ("ITC"), and in the United States District Court for the Northern District of California. The Company does not believe that PMC is entitled to damages or any remedies from the Company, and management intends to vigorously defend both actions. See Part II, Item 1 of this Report on Form 10-Q for a description of this matter.

In June 1997, IPPV Enterprises, a Georgia partnership ("IPPV") initiated a legal proceeding against the Company and others in the United States District Court for the District of Delaware. The Company does not believe that IPPV is entitled to damages or any remedies from the Company, and management intends to vigorously defend the action. See Part II, Item 1 of this Report on Form 10-Q for a description of this matter.

The Company is also exposed to other litigation encountered in the normal course of business. In the opinion of management, the resolution of these other litigation matters of which the Company is aware will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

MANUFACTURER INCENTIVE PROGRAM

On August 26, 1996, the Company, together with DIRECTV, Inc. (the Company's DSS partner), announced that it had entered into financial incentive arrangements with certain manufacturers of DSS equipment to assist these manufacturers in lowering the price of DSS units. Such arrangements, which run for up to four years depending on manufacturer, commit the Company to pay the manufacturers over a five-year period from the date new DSS households are authorized to receive programming. The expense and liability for such future commitments is established and recorded upon activation of the related DSS unit. In the quarter ended September 30, 1997, the Company charged to expense $17.9 million, representing the full amount of those future obligations for the Manufacturer Incentive program incurred during the quarter ended September 30, 1997 for the sale of DSS units to new households. Cash paid in the quarter ended September 30, 1997 totaled $2.0 million, and future payment obligations (all of which have been previously charged to expense) total $56.3 million at September 30, 1997.

While the amounts to be incurred in the future by the Company under these arrangements cannot be precisely estimated, the Company expects that as the level of retail DSS unit sales increase, the expense and cash flow related to these arrangements will increase accordingly.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


Forward-looking statements in this Report on Form 10-Q (statements which are phrased in terms of anticipation, expectation, belief or the like or which refer to future events, developments or conditions) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty and that the Company faces a number of risks as it develops its commercial operations. Among the factors that could cause actual results to differ materially are the following: the uncertain level of ultimate demand for the DSS system, USSB's programming and the effects of changes in USSB's programming offerings; increases in costs, including programming costs, in excess of those anticipated by the Company; competitive issues, including changes by competitors to their product offerings and pricing strategies, and the effect of digital cable programming and digital broadcast television service, which may be used for multichannel programming or high definition television (HDTV); the entry of new competitors into video programming, such as electric utilities and regional operating telephone companies; dependence on third-party programmers and upon Hughes Electronics Corporation; dependence on a single DBS satellite; dependence on continued effectiveness of the security and signal encryption features of the DSS system; potentially adverse governmental regulation and actions; and overall economic conditions. The Company anticipates that other DBS satellites will be launched at the 110 DEG. west longitude and other orbital locations, increasing the number of competitors in the satellite broadcasting market. The Telecommunications Act of 1996 significantly deregulated the telecommunications industry. The effect of such deregulation on the Company's business, results of operations and financial condition cannot be predicted. See Part I, Item 1, "Business - Competition" of the Company's Report on Form 10-K for the year ended June 30, 1997 for a further discussion of certain of these risks.

OVERVIEW

On September 4, 1997, the Board of Directors of the Company voted to change the Company's fiscal year end from June 30 to December 31, beginning with a six month transition period ending on December 31, 1997 (the "Transition Period"). A transition report for the period July 1, 1997 through December 31, 1997 will be filed on Form 10-K.

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

The Company commenced commercial operations in June 1994, and has not generated net earnings to date. Management anticipates that the Company will achieve positive adjusted cash flow (defined as earnings before interest, taxes, depreciation, amortization and the non-cash component of the Manufacturer Incentive program) during at least one quarter in 1998, although not for the year as a whole, and anticipates that the Company will achieve positive adjusted cash flow for the full year in 1999. Management expects that the Company will experience net losses for the Transition Period and that net losses will continue into 1999 as the Company continues to incur substantial marketing expenses (including Manufacturer Incentive program expenses) in order to build its subscriber base. However, the Company expects that it will generate net income during the year 2000.

The market for the Company's programming has continued to grow. The introduction of DSS units is widely regarded as the most successful introduction of a major consumer electronics product in United States history. At September 30, 1997, approximately 2.89 million households were authorized to receive DSS service ("DSS households"), up from 2.65 million at June 30, 1997. Management believes that the Company's growth has been driven primarily by the strength of the premium movie channels offered by the Company. Management periodically evaluates its programming offerings and packages and may modify its programming to maximize subscriber satisfaction.

SUMMARY OF SUBSCRIBER AND REVENUE DATA

Management currently measures the Company's performance by two key measures: subscriber base and revenues.

The number of USSB paying subscribers grew to approximately 1,584,000 at September 30, 1997 from approximately 1,455,000 at June 30, 1997. Approximately 113,000 additional households were receiving a free promotional month of USSB programming as of September 30, 1997.

In addition to tracking the absolute number of subscribers, management assesses the Company's penetration of its potential DSS market by comparing the number of USSB paying subscribers to the total number of households that have received the free promotional month of USSB's Entertainment Plus-Registered Trademark-programming ("convertible households"). Since the first month is free, the consumer's decision to purchase USSB programming is generally made by the consumer only after the free promotional month has been received. As a result, the category of DSS households includes households receiving the free promotional month that have not yet made their subscription decision. As of September 30, 1997, the Company achieved a penetration of convertible households of approximately 64 percent (i.e., nearly two-thirds of households that have received the free promotional month of USSB programming are currently paying USSB subscribers).

The summary immediately below shows, as of the end of each period, USSB paying subscribers, USSB promotional activations, USSB convertible households and the percentage of convertible households served by the Company. The estimated number of DSS households is also shown.


SUBSCRIBER BASE:
(In thousands)
                                                          TOTAL USSB
                                                            PAYING                          PERCENT OF
                                                         SUBSCRIBERS                           USSB
    FOR THE           USSB                  USSB             AND             USSB          CONVERTIBLE         ESTIMATED
    QUARTER          PAYING              PROMOTIONAL     PROMOTIONAL      CONVERTIBLE       HOUSEHOLDS            DSS
     ENDED       SUBSCRIBERS (a)       ACTIVATIONS (b)   ACTIVATIONS      HOUSEHOLDS (c)      SERVED (d)      HOUSEHOLDS (e)
     -----       -----------           -----------       -----------      ----------          ------          ----------
 Sept. 30,
   1996             1,045                   134            1,179             1,560              67%              1,942
 Dec. 31,
   1996             1,220                   181            1,401             1,862              65%              2,300
 March 31,
   1997             1,378                    70            1,448             2,133              65%              2,499
 June 30,
   1997             1,455                    75            1,530             2,289              64%              2,651
 Sept. 30,
   1997             1,584                   113            1,697             2,462              64%              2,887


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

(e) Total estimated number of households with active DSS units which are authorized to receive either USSB or DIRECTV programming as of the end of the period. Estimate based on cumulative DSS activations, less cumulative DSS deactivations, less activations by dealers, manufacturing facilities, technical facilities and commercial locations known to the Company, and less additional receivers in a single household, as of the end of such period. The Company makes periodic reconciliations to estimate the number of DSS households as accurately as possible.

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

REVENUES:
(In thousands, except per subscriber data)

                                                                               FOR THE QUARTER ENDED
                                                                               ---------------------
                                                    SEPT. 30         JUNE 30         MARCH 31         DEC. 31          SEPT. 30
                                                      1997            1997             1997            1996              1996
                                                     ----            ----             ----            ----              ----
 Average monthly subscription revenue
   per paying subscriber (a)                          $24.71          $24.86           $24.86          $24.93           $25.43

 Programming revenues (b)                           $114,383        $114,236          $99,231         $92,104          $79,244



---------------
(a) Excludes pay-per-view event, commercial and TV GUIDE-Trade Mark- revenues.

(b) Includes pay-per-view event, commercial and TV GUIDE revenues.

RESULTS OF OPERATIONS

REVENUE OVERVIEW. The Company's total revenues increased to $114.4 million for the quarter ended September 30, 1997, compared to $79.2 million for the comparable prior year period. The revenue increase was primarily attributable to a larger subscriber base.

REVENUES. The Company derives its revenues principally from monthly fees from subscribers for television programming. Revenues are primarily a function of the number of subscribers, the mix of programming packages selected by subscribers and the rates charged. The increase in revenues for the period was primarily attributable to the increase in the number of paying subscribers to approximately 1,584,000 at September 30, 1997, from approximately 1,045,000 at September 30, 1996. Average monthly revenue per subscriber for the quarter ended September 30, 1997 was $24.71 compared to $24.86 for the quarter ended June 30, 1997. This decrease resulted primarily from promotions offered from time to time which are designed to increase the Company's penetration of convertible USSB households.

Pay-per-view revenues, which vary with the number and type of events provided on a pay-per-view basis in any fiscal period, are included in the Company's total revenue. A significant portion of the Company's pay-per-view revenues to date have been attributable to heavyweight boxing events. The revenues from such events are highly dependent on the particular boxing card offered, and are expected to vary accordingly.

COST OF SALES. Cost of sales consists of payments to programmers, which are based on the number of paying subscribers. Cost of sales also includes the purchase of rights to broadcast event programming on a pay-per-view basis. The cost of programming increased to $73.6 million for the quarter ended September 30, 1997, compared to $52.2 million for the comparable prior year period. The increases in cost of programming were primarily the result of an increased number of subscribers from the comparable prior year period. Programming costs as a percent of programming revenues will vary based on the mix of programming packages taken by subscribers, the pay-per-view events, and the extent to which volume-based discounts from the Company's programming providers are realized.

OPERATING EXPENSE OVERVIEW. Total operating expenses increased to $70.1 million for the quarter ended September 30, 1997, compared to $52.0 million for the comparable prior year period. The increase was primarily attributable to the Manufacturer Incentive program and the cost of providing the Company's services to a growing subscriber base, including increased marketing, customer service, security and encryption fees.

SELLING AND MARKETING. Selling and marketing costs include promotional and advertising costs, the costs of direct marketing and customer service and amounts expended pursuant to joint marketing efforts with other DSS broadcasting system participants. The Company's overall selling and marketing efforts also include the Manufacturer Incentive program, which is discussed below. Excluding Manufacturer Incentive program expenses, selling and marketing expenses were $30.2 million for the quarter ended September 30, 1997, compared to $30.4 million for the comparable prior year period. These amounts include expenditures to increase consumer awareness of both the DSS system and USSB programming, as well as customer service.

MANUFACTURER INCENTIVE PROGRAM. Manufacturer Incentive program expense relates to financial incentive arrangements with certain manufacturers of DSS equipment. These arrangements have had the effect of contributing to certain DSS manufacturers lowering the price of DSS units. Such arrangements, which run for up to four years depending on manufacturer, commit the Company to pay the manufacturers over a five-year period from the date new DSS households are authorized to receive programming. The expense and liability for such future commitments is established and recorded upon activation of the related DSS unit. Manufacturer Incentive program expenses totaled $17.9 million for the quarter ended September 30, 1997, compared to $1.4 million in the comparable prior year period. The Company expects the total expense under the Manufacturer Incentive program for the Transition Period to range from approximately $35.0 to $40.0 million and the total cash payments during such period to range from approximately $5.0 to $7.0 million.

GENERAL AND ADMINISTRATIVE. General and administrative costs include in-orbit and general insurance costs, billing and remittance processing, staff functions such as finance and information services, and administrative services provided by HBI. General and administrative expenses increased to $11.6 million for the quarter ended September 30, 1997, compared to $10.2 million for the comparable prior year period. Although total general and administrative costs have increased between the periods, elements of general and administrative expense have declined as a percent of revenues as certain of the expenses are fixed.

COMMISSIONS TO RETAILERS. Commissions to retailers consist of amounts paid by the Company to eligible DSS retailers whose customers become paying subscribers, and are intended to encourage retailers to promote the sale of DSS units and subscriptions to USSB programming. These expenses generally run for three years at decreasing rates for each subscriber year. Commissions to retailers were $3.5 million for the quarter ended September 30, 1997, virtually unchanged from the prior year period.

ENGINEERING AND OPERATIONS. Engineering and operations expenses include the operation of the National Broadcast Center and the Auxiliary Broadcast Center, fees charged in connection with the operation of the conditional access system (determined by subscriber levels) and satellite telemetry, tracking and control expenses. Engineering and operations expenses increased to $2.5 million for the quarter ended September 30, 1997, compared to $2.2 million for the comparable prior year period. The increases were primarily attributable to higher security and encryption costs, which are paid on a per subscriber basis.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses relate mainly to the Company's five-sixteenths ownership of DBS-1 and transmission equipment located both at the Company's National Broadcast Center and its Auxiliary Broadcast Center. Depreciation and amortization were $4.3 million for each of the quarterly periods ended September 30.

NET OPERATING LOSS. The Company recorded a net operating loss for the quarter ended September 30, 1997 of $29.3 million, compared to $25.0 million for the comparable prior year period.

INTEREST INCOME. Interest income for the quarter ended September 30, 1997 was $1.2 million compared to $1.4 million for the comparable prior year period.

NET LOSS. The Company recorded a net loss for the quarter ended September 30, 1997 of $28.1 million, compared to $23.5 million for the comparable prior year period.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

Prior to February 1996, the Company's operations were financed by equity contributions from shareholders, approximately $31.2 million of cash advances from HBI and approximately $42.0 million in privately-issued notes and associated warrants. Such advances from HBI were converted into equity in fiscal 1990 and fiscal 1994 and, upon consummation of the recapitalization of the Company in February 1996, the notes were converted into equity and the warrants were canceled. In addition, the Company's operations were financed by $90.0 million of borrowings made between January and December 1995 under a credit agreement with a syndicate of financial institutions. Upon completion of the public offering of the Company's Class A Common Stock in February 1996, the Company received net proceeds of approximately $206.2 million, repaid all outstanding bank debt and invested the balance of the net proceeds in short-term United States Treasury-backed securities.

LIQUIDITY AND CAPITAL RESOURCES. Cash and cash equivalents declined from $93.4 million at June 30, 1997 to $78.9 million at September 30, 1997. The significant components of the changes in cash and cash equivalents were as follows (in millions):

                                                 Quarter Ended September 30
                                                 --------------------------
                                                      1997           1996
                                                      ----           ----
Cash and cash equivalents, beginning of quarter       $93.4         $114.1

  Net loss                                            (28.1)         (23.5)
  Depreciation and amortization                         4.3            4.3
  Changes in operating items                           12.2            7.8
  Net capital expenditures                             (2.5)          (1.2)
  Other -                                              (0.4)            .2
                                                      -----         ------

Cash and cash equivalents, end of quarter             $78.9         $101.7
                                                      -----         ------
                                                      -----         ------

Management believes that the Company's current cash position and cash generated from operations is adequate to meet the anticipated operating expenses of the business during the Transition Period and through 1998. Management further believes that its cash balance will not be less than $40.0 - $50.0 million during such periods. In prior years, prepaid subscriptions in the period between November and February provided a significant inflow of cash for the Company. While there can be no assurance this pattern will repeat itself, management anticipates a similar situation in late 1997 and early 1998.

The Company expects the total expense under the Manufacturer Incentive program for the Transition Period to range from approximately $35.0 million to $40.0 million and the total cash payments to range from approximately $5.0 to $7.0 million. As the level of retail DSS unit sales increase, the expense and cash flow related to this program will increase accordingly.

The Company may require external financing for future major capital expenditures such as the construction of a new satellite, DBS-4, at the 101 DEG. west longitude orbital location, or the cost of satellites at the 110 DEG. and 148 DEG. west longitude locations. Further, the Company may seek additional debt financing and/or lines of credit to support the expansion of any business opportunities that may develop at the 110 DEG. or 148 DEG. west longitude locations. The Company believes that such financing is available from a number of sources and is evaluating options which would provide additional flexibility in satisfying the Company's future financing needs.

WORKING CAPITAL. Working capital at September 30, 1997 was $4.1 million, compared to working capital of $18.5 million at June 30, 1997. The decrease resulted primarily from the Company's net loss for the quarter ended September 30, 1997, the increase in the current portion of the Manufacturer Incentive program obligation, and capital expenditures for enhancements to computer systems and satellite deposits. Management expects that working capital may become negative by the end of the Transition Period, and will remain negative through 1998 as the Manufacturer Incentive program obligation increases with the growth of DSS households.

LITIGATION. Personalized Media Communications, L.L.C. ("PMC") has commenced two legal proceedings against Hughes Network Systems, Thomson Consumer Electronics and other DSS manufacturers, DIRECTV, Inc., and the Company. The ultimate outcome of these matters and the resulting effect on the liquidity and financial position of the Company cannot be determined with certainty. Part II, Item 1 of this Report on Form 10-Q and Note 4 to the condensed consolidated financial statements contain additional information on this matter.

IPPV Enterprises, a Georgia partnership, has commenced a legal proceeding against Thomson Consumer Electronics, Hughes Network Systems, other DSS manufacturers, DIRECTV, Inc., and the Company. The ultimate outcome of this matter and the resulting effect on the liquidity and financial position of the Company cannot be determined with certainty. Part II, Item 1 of this Report on Form 10-Q and Note 4 to the condensed consolidated financial statements contain additional information on this matter.

CAPITAL EXPENDITURES. Capital expenditures for the quarter ended September 30, 1997 totaled $2.5 million, consisting primarily of satellite deposits and purchased computer software. The Company is required to make progress payments under its contract with Lockheed Martin for satellite construction at the 110 DEG. west longitude orbital location. If DBS-4 is built and put into operation at 101 DEG. west longitude, the Company will also incur additional capital expenditures. Note 4 to the condensed consolidated financial statements contains additional information on this matter.

NET OPERATING LOSS CARRY FORWARD. At September 30, 1997, the Company's net operating loss carry forward was $294.4 million for federal tax purposes and $345.4 million for financial reporting purposes. The difference in loss carry forward primarily represents differing amounts of depreciation and Manufacturer Incentive program expense reported by the Company for tax and financial reporting purposes.

SEASONALITY

Sales of DSS units may be subject to seasonal sales patterns experienced by the consumer electronics industry. As the Company's subscriber base has increased, it does not appear that seasonality has had a material effect on the Company's revenues to date, although seasonality may affect the rate of subscriber growth and the levels of prepaid subscriptions in any given quarter.

                              PART II. OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS

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

In the ITC action, PMC alleges that Hughes Network Systems, Thomson Consumer Electronics and other DSS manufacturers have infringed, and that DIRECTV, Inc. and the Company have contributed to and/or induced the infringement of, a patent owned by PMC and requests the ITC to (i) bar the importing, marketing, promoting, distributing, or sale of imported infringing DSS receivers in the United States which are covered by PMC's patent and (ii) prohibit DIRECTV, Inc. and the Company from broadcasting television programming to any imported infringing DSS receiver. A trial of the ITC proceeding before an administrative law judge was conducted in July 1997, and an initial determination by the administrative law judge was rendered in October 1997 ruling against PMC's claims on all material issues. The ITC is expected to issue its decision by January 1998.

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

The Company has denied all material allegations in both complaints. While it is not possible to estimate the probable outcome of these proceedings at this time, management believes, based on advice of counsel, and the favorable initial determination by the ITC Administrative Law Judge that it has valid defenses to PMC's claims and that, in particular, PMC's request in the ITC proceeding to block DIRECTV, Inc. and the Company from broadcasting to imported DSS receivers is unprecedented. The Company does not believe that PMC is entitled to damages or any remedies from the Company, and management intends to vigorously defend both actions.

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

IPPV alleges that the defendants, including DIRECTV, Inc. and the Company, have infringed several IPPV patents relating to parental control and pay-per-view features used in the DSS system. IPPV has requested the court to award IPPV damages, and to treble such damages. The IPPV patents in the suit have all expired.

The Company has denied all material allegations in the complaint. While it is not possible to estimate the probable outcome of this proceeding at this time, management believes, based on advice of counsel, that it has valid defenses to IPPV's claims. The Company does not believe that IPPV is entitled to damages, and management intends to vigorously defend the action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits

         27.1     Financial Data Schedule

         99.1     Additional Exhibit; Report on Form 8-K dated September 4, 1997

    b. Report on Form 8-K dated September 4, 1997 describing, under Item 8, the action of the Board of Directors of the Registrant changing the Registrant's fiscal year end from June 30 to December 31, beginning with a transition period ending on December 31, 1997.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: November 13, 1997               UNITED STATES SATELLITE
                                       BROADCASTING COMPANY, INC.



                                       By: /s/ Stanley E. Hubbard
                                           -------------------------------
                                           Stanley E. Hubbard
                                           President and Chief Executive
                                           Officer
                                           (Principal Executive Officer)


                                       By: /s/ Gerald D. Deeney
                                           -------------------------------
                                           Gerald D. Deeney
                                           Treasurer and Chief Financial
                                           Officer
                                           (Principal Financial and Accounting
                                           Officer)

         UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                  Index of Exhibits to Quarterly Report on Form 10-Q
                       For the Quarter Ended September 30, 1997


  Exhibit No.      Exhibit Description
  -----------       -------------------

    27.1           Financial Data Schedule

    99.1           Report on Form 8-K