Form 10-K/A
period 1997-06-30
UNITED STATES SATELLITE BROADCASTING CO INC
filed 1997-11-21
CIK 1004314

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-K/A
(Mark One)
    /x/             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended June 30, 1997

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

                         DOCUMENTS INCORPORATED BY REFERENCE

    Selected portions of the Annual Report       Incorporated into Part II
    to Shareholders for the fiscal year
    ended June 30, 1997

    Selected portions of the Definitive Proxy    Incorporated into Part III
    Statement for the Annual Meeting of
    Shareholders to be Held November 17, 1997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                       PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) None.

(a)(2) None.

(a)(3) Exhibits:

       10.30 Amendment No. 3 to that certain Direct Broadcast Satellite Contract, dated December 31, 1996, between Lockheed Martin Corporation and the Company.

(b)    None.


                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 17, 1997          UNITED STATES SATELLITE
                                  BROADCASTING COMPANY, INC.



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

    Signature                Title                              Date
    ---------                -----                              ----

/s/ Stanley S. Hubbard       Chairman of the Board           November 17, 1997
--------------------------
Stanley S. Hubbard

/s/ Stanley E. Hubbard       Chief Executive Officer,        November 17, 1997
--------------------------    President, and Director
Stanley E. Hubbard           (Principal Executive Officer)

/s/ Robert W. Hubbard        Executive Vice President and    November 17, 1997
--------------------------   Director
 Robert W. Hubbard

/s/ Gerald D. Deeney         Treasurer and Chief Financial   November 17, 1997
--------------------------   Officer (Principal Financial
Gerald D. Deeney             and Accounting Officer)

/s/ Herbert S. Schlosser     Director                        November 17, 1997
--------------------------
Herbert S. Schlosser

                             Director                        November __, 1997
--------------------------
David S. Allen

/s/ Frank N. Magid           Director                        November 17, 1997
--------------------------
Frank N. Magid

                             Director                        November __, 1997
--------------------------
Peter G. Skinner

/s/ William D. Savoy         Director                        November 17, 1997
--------------------------
William D. Savoy

/s/ John W. Marvin           Director                        November 17, 1997
--------------------------
John W. Marvin

/s/ Ward L. Quaal            Director                        November 17, 1997
--------------------------
Ward L. Quaal

/s/ Louis G. Zachary, Jr.    Director                        November 17, 1997
--------------------------
Louis G. Zachary, Jr.

/s/ Peter F. Frenzer         Director                        November 17, 1997
--------------------------
Peter F. Frenzer