Form 10KT405
period 1997-12-31
UNITED STATES SATELLITE BROADCASTING CO INC
filed 1998-03-30
CIK 1004314

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(Mark One)

      / /                 ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

      /X/               TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from July 1, 1997 to December 31, 1997

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

Securities registered pursuant to Section 12(b) of the                  None
  Act:
Securities registered pursuant to Section 12(g) of the    Class A Common Stock, $.0001 par
  Act:                                                                  value

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 17, 1998, 16,172,601 shares of the registrant's Class A Common Stock were issued and outstanding, and the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant as of March 17, 1998, was approximately $151,325,349.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Selected portions of the 1997 Report to Shareholders                Incorporated into Part
                                                                                          II

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

                              ITEM 1.  BUSINESS
GENERAL

     United States Satellite Broadcasting Company, Inc. (the "Company") is a provider of subscription television programming to households throughout the continental United States via high-power direct broadcast satellite ("DBS"). The Company broadcasts a high quality digital television signal using the Digital Satellite System ("DSS-Registered Trademark-") broadcasting system. The Company's programming is available to virtually all of the approximately 97 million U.S. television households upon the purchase of a DSS unit, which features an 18 inch satellite dish. The Company currently can deliver up to 30 channels of video programming, with a focus on "premium" networks such as Multichannel HBO-Registered Trademark- (5 channels), HBO-Registered
Trademark- FAMILY (2 channels), Multichannel SHOWTIME-Registered Trademark- (4 channels), Multichannel CINEMAX-Registered Trademark- (3 channels), Multichannel THE MOVIE CHANNEL-TM- (2 channels), FLIX-Registered Trademark-, the SUNDANCE CHANNEL-Registered Trademark-, SHOWTIME EXTREME-TM-, and FXM:
MOVIES FROM FOX. The programming delivered by the Company includes over 900 movie titles per month. The Company also broadcasts events and specials on a pay-per-view basis, as well as public service programming.

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

     The Company and DIRECTV, Inc. were the first domestic providers of high-power DBS programming. The Company and DIRECTV, Inc. share the use of the technology underlying the DSS system, cooperate to promote and build awareness of the DSS system and currently offer complementary programming packages. The Company estimates that the majority of DSS households receive both USSB-Registered Trademark- programming and DIRECTV-Registered Trademark- programming. DIRECTV, Inc. offers approximately 175 channels of digital video and audio programming, including basics, news, sports, entertainment and pay-per-view movies and events.

STRATEGY

     The Company seeks to offer the highest quality, most-sought-after premium television programming at a competitive price, enhance the DSS position as the leading provider of satellite television, increase the market share of USSB programming by offering the premier movie networks and a wide variety of pay-per-view events, and achieve profitability.

     The Company intends to accomplish these objectives by (i) building on its lead in the high power DBS market; (ii) capitalizing on its relationships with leading program suppliers, with which it has multi-year agreements;
(iii) maintaining its strategic relationship with Hughes and DIRECTV, Inc. to further benefit from the technological advantages of high-power DBS and the DSS system and to promote and build awareness of the DSS system; (iv) enhancing its strong relationships and joint marketing efforts with leading consumer electronics manufacturers and retailers to further promote the sale of DSS units and USSB programming; (v) expanding and continuing to support the large and established retail distribution network for DSS units and adding other distribution opportunities; (vi) continuing to provide the highest broadcast quality; and (vii) emphasizing customer service to maintain a high level of customer satisfaction.

     On January 6, 1998, USSB and DIRECTV announced an arrangement that is designed to better serve the growing base of more than three million DSS subscribers nationwide. Under the arrangement, the basic channels previously carried by USSB were integrated into the DIRECTV channel line-up on March 10, 1998. The channels involved were the MTV Networks (MTV, M2, VH1, Nickelodeon and Nick at Nite's TV LAND), Lifetime and Comedy Central. At the same time, USSB added new commercial-free premium movie services from Showtime Networks
Inc. and fXM Networks, Inc.:   Showtime Extreme and fXM: Movies from Fox.
The Company expects to add additional premium movie channels in 1998.

THE MARKET

     The Company believes that there is significant unsatisfied demand for high quality, reasonably priced television programming. The Company believes, therefore, that the potential market in the United States for high-power DBS broadcasting consists of all of the approximately 97 million households with television sets, as well as certain commercial markets, such as hotels, motels, bars and restaurants.

     The primary target markets for the Company include (i) existing cable subscribers who desire a greater choice and variety in programming, improved video and audio quality, better customer service and fewer signal interruptions; and (ii) all of the U.S. television households unserved by cable. Based upon the most recently available FCC data, there are approximately 64 million U.S. cable subscribers. These subscribers reportedly pay an average of approximately $32 per month for television programming services. The Company also views as a target market the approximately 30 million U.S. television households which have access to cable television but are not customers of the local cable operator.

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

     The Company's research also indicates that the growth of the DSS market has been hampered by the misperception that reception of local television broadcasts is incompatible with the DSS system. The Company and DIRECTV have initiated programs designed to inform consumers and retailers about reception of local television broadcasts and to facilitate local broadcast reception. The Company has commenced an extensive information campaign, coupled with training of retail salespeople, to educate consumers that local television broadcasts are readily received using a standard television antenna with the DSS system. DIRECTV recently announced a program to encourage retailers to include off-air antennas with DSS purchases or to subsidize their cost.

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

     PROMOTIONS. The Company promotes subscriptions to its programming service by offering all owners of DSS units, upon initial purchase of a DSS unit, one free promotional month of its premier programming package, ENTERTAINMENT UNLIMITED-SM-. During the free promotional month of programming, the Company engages in targeted telemarketing and mailings designed to convert free subscribers to paying subscribers. The Company believes that its free promotional month of ENTERTAINMENT UNLIMITED is an effective marketing tool.

     To support its marketing, the Company also delivers a free channel that is available to all owners of DSS units and, in conjunction with its programmers, regularly provides USSB FREEVIEWs-Registered Trademark-, or access to programming channels during certain periods of the year without charge. The Company also engages in joint advertising and promotions with its programmers.

     TV GUIDE-TM-. The Company has a relationship with the publisher of TV GUIDE, whereby the Company offers a "DSS Edition of TV GUIDE", available to all DSS households. The DSS Edition of TV GUIDE provides a comprehensive listing of all subscription channels offered on the DSS system, and features special inserts reviewing programming offered by USSB each week.

     RETAIL SUPPORT. The Company engages in an active retail support program, which provides dealers with point-of-sale literature and displays, incentives and training. DSS retailers promote the Company's programming and encourage customers to activate their free promotional month and to subscribe to ENTERTAINMENT UNLIMITED. The Company generally pays commissions to eligible retailers when their customers become paying subscribers, regardless of which manufacturer's DSS unit was purchased. In addition, the Company makes USSB programming available for demonstration to the customer at the point of sale.

     The Company has a long-term sales agency agreement with Thomson Consumer Electronics ("Thomson"), pursuant to which Thomson acts as the Company's sales agent for consumer electronics outlets that Thomson services. Thomson is the top selling television manufacturer in the United States, marketing the "RCA," "GE" and "ProScan-Registered Trademark-" brands. Both the Company, with a dedicated staff of approximately 40 sales personnel, and Thomson, with a sales and support staff of approximately 350, service retail outlets.

     MANUFACTURER INCENTIVE PROGRAM AND OTHER JOINT MARKETING. The Company engages in a number of joint marketing efforts with DIRECTV, Inc. and DSS unit manufacturers. One of these efforts, the Manufacturer Incentive program, is a joint financial incentive arrangement with DIRECTV which has had the effect of contributing to DSS manufacturers lowering the price of DSS units. Such arrangements run for up to four years depending on the manufacturer.

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

PROGRAMMING

     The Company selected its programming based on extensive market research, which indicated that potential DSS customers would have a strong desire for movies and major pay-per-view events. As a result, the Company sought multi-year agreements with content providers which offered programming that could satisfy this target market. The Company broadcasts over 900 movie titles per month and a wide variety of specialty sports events and entertainment specials on a pay-per-view basis.

     The Company delivers premium networks in multichannel format to increase viewer choice and variety. The Company is not aware of any cable system with a comparable level of multichannel premium programming. The Company's research indicates that multichannel programming is a popular attraction with its subscribers, as each programmer generally "counter programs" certain of its multiple channels; i.e., the programmer will, for example, run an action movie, a comedy movie and a family movie in the same general time slot. The Company's delivery of premium channels in multichannel format allows a USSB subscriber to receive multiple channels of a premium service at a price generally paid by cable subscribers for one premium channel. In early 1997, the Company continued its commitment to providing the best premium movie channels by adding HBO Family (2 channels) and Showtime 3, at no additional cost to subscribers. On March 10, 1998, USSB added two new commercial-free premium movie services to its line-up: fXM: Movies from Fox, and the national premiere of Showtime Extreme.

     Coinciding with the launch of the new movie channels from Showtime and Fox, the Company announced new programming packages effective March 10, 1998. Programming is currently available in four subscription packages:
Entertainment Unlimited, Select Three, Select Two, and Select One. The Company's top programming package, Entertainment Unlimited, contains all of the premium movie channels offered by the Company. In addition to Entertainment Unlimited, as the package names imply, DSS owners can choose to put together their own package by selecting any one or any combination of the premium networks offered by the Company. Current subscription prices for the packages range from $10.99 to $32.99 per month. Management believes that the Company offers the greatest number of premium movie channels with the highest degree of flexibility as compared to its competitors.

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

     Local television stations are readily received using a standard television antenna with the DSS system. DSS owners can easily switch between DSS programs and local stations by using the DSS remote control. According to the Company's research, approximately 60% of DSS households currently receive local programming signals from standard television antennas. DSS owners who are not able to receive local programming signals because of their distance from terrestrial broadcasting towers may receive national network programming through the DSS system. Local programming is also available to DSS owners through a basic "lifeline" cable subscription.

DISTRIBUTION OF DSS UNITS

     The introduction of the DSS unit is widely regarded as the most successful introduction and fastest growing major consumer electronics product in United States history. Since its introduction three years ago, more than four million DSS units have been shipped to retailers.

     DSS units are currently sold at over 26,000 retail locations, including national retailers such as Best Buy, Circuit City, Radio Shack, Sears and WalMart. DSS systems are also available at regional and independent consumer electronics stores, satellite specialty stores, and other specialty retailers including catalog, internet and television shopping networks. DSS units are also distributed by National Rural Telecommunications Cooperative affiliates that sell satellite equipment predominately in rural areas. The Company recently entered into arrangements with the video subsidiaries of two regional telephone operating companies whereby such companies will market, sell and provide billing and customer service for DSS systems and USSB programming. The Company's sales agency agreement with AT&T Corp. has been terminated.

     DSS units are currently manufactured and distributed by many of the most prominent consumer electronics companies, including: RCA, Sony, GE, Hughes Network Systems, Toshiba, Panasonic, Optimus and Hitachi.

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

     The DSS system is also designed to receive local television broadcasts by using readily available television antennas. Many antennas on the market today provide improved and convenient ways to receive local stations with the DSS system.

     The DSS system's on-screen programming guide provides convenient and easy-to-use information regarding all programming and channels, as well as program ratings for most programs carried by the premium services and permits parents to set rating limits and "lock out" programming which the subscriber does not wish to receive.

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

SATELLITE

     The Company owns five-sixteenths of DBS-1, including a five transponder payload on the satellite. DBS-1 was manufactured by Hughes and was launched by Arianespace in December 1993. Hughes currently estimates that the DBS-1 satellite will have a life of 15.9 years, plus or minus 0.4 years, from its launch date. The Company expects that it will make arrangements for a replacement satellite to ensure continuity of its programming service prior to the end of the useful life of DBS-1.

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

COMPETITION

     The Company's existing and potential competitors comprise a broad range of companies engaged in communications and entertainment, including cable operators, other direct-to-home satellite service providers, wireless cable operators, open video providers, electric utilities with existing fiber networks, television networks and home video products companies, as well as companies developing new technologies. The FCC has granted several entities authority to construct and launch satellites in the Ka-band which could provide direct-to-home services, potentially allowing customers to participate in activities from distance learning to interactive home shopping. One company has proposed using the Ka-band to uplink local television station signals within their Designated Market Areas and making such signals available to all DBS providers for sale by the DBS providers to their subscribers. The Company anticipates that other DBS satellites will be launched at the 110DEG. west longitude and other orbital locations, increasing the number of competitors in the direct broadcast satellite market. Many of the Company's competitors have greater financial and marketing resources than the Company, and the business of providing subscription and pay television programming is highly competitive. The Company expects that quality and variety of programming, quality of picture and service and cost will be the key bases of competition.

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

CABLE OPERATORS

     Cable television is currently available for purchase by as much as 97% of the approximately 97 million U.S. television households. The cable television industry is an established provider of television programming, with approximately 66% of total television households subscribing. Cable systems typically offer 30 to 80 channels at an average monthly subscription price of approximately $32.

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

SATELLITE PROGRAM PROVIDERS

     The FCC authorizes two types of satellite services for transmission of television programming: (i) high-power DBS and (ii) low-power (C-band) and medium-power (Ku-band) DBS. In addition, the FCC has recently authorized the use of Ka-Band satellites, although none have been constructed or launched. High-power DBS delivers high quality video and audio signals, can be received by an easily installed, 18 inch dish with virtually no signal interference and, depending on the satellite's orbital location, can be broadcast throughout the continental United States from a single satellite. Low- and medium-power DBS were intended by the FCC primarily for commercial use.

     The International Telecommunication Union, an agency of the United Nations, allocated to the United States 32 transponders at each of eight orbital locations for the provision of domestic high-power DBS service. The FCC has issued licenses or construction permits for all eight orbital locations. Although the number of potential competitors in the high-power DBS market is limited by the number of orbital slots authorized for such service by the FCC and by regulatory authorities of adjoining countries, additional spectrum may be allocated to high-power DBS in the future, which would increase the number of orbital locations beyond the present eight. In addition, satellites regulated by foreign governments may, in the future, provide competitive DBS services under protocols between the United States and such foreign governments. Under a protocol between Mexico and the United States, Mexico has an orbital location which permits service to the United States and the FCC has granted a Mexican entity authority in the United States for reception of Spanish programming. If Canada were to enter into a similar protocol, Canada also has orbital locations which would permit DBS service to the United States.

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

     EchoStar Communications Corporation ("EchoStar") provides service using three high-power DBS satellites. Two satellites are at the 119DEG. west longitude orbital location. EchoStar offers programming which includes many of the premium and basic channels available on the DSS system and is aggressively marketing its programming services and satellite dish as an alternative to the DSS system. EchoStar manufactures the 18-inch satellite dish needed to receive its programming and thereby has greater control over the retail price of its satellite dish than the Company, but also bears the financial responsibility associated with this aspect of its business. In addition to two satellites at the 119DEG. west longitude orbital location, EchoStar has acquired Direct Broadcast Satellite Corporation, which has launched a satellite at 61.5DEG. west longitude.
Direct Broadcast Satellite Corporation has authority for 11 transponder slots at 61.5DEG. west longitude, which is available to provide EchoStar's programming. In addition, Dominion Video Satellite, Inc. has agreed to lease six of its eight transponders at the 61.5DEG. orbital location to EchoStar. Since EchoStar and Dominion Video Satellite, Inc. will use the same encryption and receive system, Dominion subscribers may purchase EchoStar programming in addition to Dominion programming. EchoStar has also acquired 24 transponder slots at 148DEG. west longitude which were auctioned in January 1996 by the FCC and has requested authority from the FCC to relocate one of its two satellites at 119DEG. west longitude to 148DEG. west longitude.

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

     PRIMESTAR has also entered into an agreement with MCI, News Corp., and ASkyB which will permit PRIMESTAR to acquire the 28 transponders authorized to MCI at 110DEG. west longitude, two satellites which are presently under construction, and other related assets. The FCC has been asked to approve the assignment of the MCI authorization to PRIMESTAR LHC, a wholly owned subsidiary of PRIMESTAR, Inc. If this transaction proceeds as presently contemplated, ASkyB, which will be owned by News Corp. (80.1%) and MCI (19.9%), will have a non-voting equity interest (31%) in PRIMESTAR. The parties have represented to the FCC that they are willing to divest the eleven transponders at 119DEG. west longitude if the 28 transponders at 110DEG. west longitude are permitted to be assigned to PRIMESTAR LHC.

LOW AND MEDIUM-POWER DBS

     PRIMESTAR also offers a 95 channel medium power broadcast system using capacity on a medium-power satellite owned by G.E. Americom and leases receivers and three foot satellite dishes to subscribers. PRIMESTAR's lease program is widely credited for the success of its medium-power satellite service which, according to trade publications, has approximately 2.0 million subscribers. PRIMESTAR offers programming which includes many of the premium and basic channels available on the DSS system. PRIMESTAR promotes its service as superior to cable and markets to the same general television viewers as the Company. See also "High-Power DBS" above.

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

TELEPHONE COMPANIES

     Certain regional telephone operating companies and long distance telephone companies could become significant competitors of the Company in the future. Several telephone companies have begun to enter the video programming market by creating cable subsidiaries, acquiring existing cable operators outside of the area they presently serve with telephone service, or by continuing their involvement with wireless cable systems. In addition, telephone companies can establish open video services, which they either can make available to television programmers or utilize themselves. Among other things, telephone companies have an existing relationship with virtually every household in their service area, substantial financial resources and an existing infrastructure. However, the Company has recently entered into an agreement in principle with Bell Atlantic Video Services Company under which Bell Atlantic will market, sell and provide billing and customer service for DSS systems and USSB programming. The Company has also entered into an agreement with Southwestern Bell Video Services, Inc. for the sale and marketing of DSS systems and USSB programming to multiple dwelling units. As noted above under "Business - Distribution of DSS Units," the Company's sales agency agreement with AT&T Corp. has been terminated.

WIRELESS CABLE AND OTHER MICROWAVE SYSTEMS

     There are approximately 200 wireless cable systems in the United States, serving approximately 900,000 subscribers. These systems typically offer 20 to 40 channels of programming, which may include local programming; however, these systems will require substantial capital expenditures to upgrade to digital technology. The FCC has recently allocated spectrum for the Local Multipoint Distribution Service (LMDS), a form of wireless cable with increased bandwidth. FCC auctions are being conducted to make the spectrum available for video, voice, internet and data services. Companies acquiring rights for LMDS could become providers of competitive video services.

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

     The FCC has also issued a Construction Permit and Launch Authority (the "Permit") to the Company. The Permit allows the Company to construct and launch high-power DBS systems with three transponders at 110DEG. west longitude and with eight transponders at 148DEG. west longitude. The 110DEG. west longitude orbital slot would enable the Company to provide a second high-power DBS service to the United States, and additionally to Alaska and Hawaii. The 148DEG. west longitude slot would allow the Company to provide programming between the United States and the Pacific Rim, if the FCC and international regulatory bodies agree to grant the necessary authorizations. The Permit required that these two additional systems be operational by December 1997. The Company has requested an extension to December 1999 in which to complete the construction and launch of the remainder of its DBS systems. The Company's request is presently pending before the FCC. The Company's ability to operate at the 101DEG. west longitude orbital location is not linked to the Permit. In connection with the Permit, the Company has entered into two satellite construction contracts with Lockheed Martin for the construction of two satellites. Under the contract for the 110DEG. orbital location, the Company is presently required to make future fixed payments totaling approximately $67.6 million after having made advance payments of $8.4 million.

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

     On February 26, 1998, the FCC released a Notice of Proposed Rulemaking. This Rulemaking seeks to streamline and simplify the Commission's rules governing DBS service. In addition to proposing changes in the processing and service Rules, the Rulemaking requests comments on ownership issues such as foreign ownership and horizontal concentration limitations on common ownership of cable and DBS providers in the multi-channel video program distribution market. At present, the Company is uanble to determine the effects of such proposed rules on its operations or competitive position.

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

     Even though the Company and DIRECTV, Inc. compete for subscriber revenues from DSS households, there is currently no overlap between USSB programming and DIRECTV programming. The Company recently cooperated with DIRECTV, Inc. in integrating its basic channels into DIRECTV's programming, so that USSB could concentrate on offering premium movie channels. Accordingly, both the Company and DIRECTV, Inc. have a common interest in promoting awareness of the DSS system, maximizing DSS unit sales and cooperating in joint marketing efforts to promote the DSS system. See also "Marketing."

EMPLOYEES

     As of December 31, 1997, the Company employed 152 persons. None of the Company's employees are represented by a union and the Company believes its employee relations are satisfactory.

     In addition, pursuant to an Administrative Services Agreement between the Company and Hubbard Broadcasting, Inc. ("HBI"), the Company's largest shareholder, the Company receives services from certain executives of HBI and also from the tax, payroll, accounts payable, risk management, management information systems and legal staff of HBI. The Company incurred an aggregate charge of $625,900 for such services during the six month transition period ended December 31, 1997 (the "Transition Period").

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                         AGE            POSITION WITH THE COMPANY
----                         ---            -------------------------

Stanley S. Hubbard            64            Chairman of the Board

Stanley E. Hubbard            36            Chief Executive Officer and
                                            President

Robert W. Hubbard             33            Executive Vice President

Gerald D. Deeney              74            Treasurer, Chief Financial
                                            Officer and Secretary

Mary Pat Ryan                 41            Senior Vice President, Marketing

Bernard J. Weiss              44            Vice President,
                                            Finance and Administration


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

     MARY PAT RYAN joined the Company as Vice President, Marketing in February 1994 and now is Senior Vice President, Marketing. From 1983 to 1993, Ms. Ryan was at Draft Worldwide, one of the largest direct marketing agencies in the world, and served as Executive Vice President and Director of Client Services. At Draft Worldwide, Ms. Ryan managed marketing programs for HBO's Cable and Satellite Divisions, Time Warner Cable, The Sega Channel and American Express Travelers Cheque Group, and oversaw all administrative, business development and training functions for client services.

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

                            ITEM 2.  PROPERTIES

     The Company utilizes the following facilities:

                                             SQUARE
      FACILITY            LOCATION          FOOTAGE        OWNED OR LEASED
      --------            --------          -------        ---------------
 Executive Offices        St. Paul,          15,043        Leased from HBI(a)
                          Minnesota

 National Broadcast       Oakdale,           20,500        Owned
 Center                   Minnesota

 Auxiliary Broadcast      St. Paul,           1,300        Antennas and
 Center                   Minnesota                        equipment are owned
                                                           by the Company; roof
                                                           site for antennas is
                                                           leased from HBI(b)

(a) The lease for the Company's executive offices expires on June 30, 2000. The Company expects to renew this lease in the ordinary course. The Lease may be terminated by either party upon one (1) year's notice.

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

In the ITC action, PMC alleges that Hughes Network Systems, Thomson Consumer Electronics and other DSS manufacturers have infringed, and that DIRECTV, Inc. and the Company have contributed to and/or induced the infringement of, a patent owned by PMC and requests the ITC to (i) bar the importing, marketing, promoting, distributing, or sale of imported infringing DSS receivers in the United States which are covered by PMC's patent and (ii) prohibit DIRECTV, Inc. and the Company from broadcasting television programming to any imported infringing DSS receiver. A trial of the ITC proceeding before an administrative law judge was conducted in July 1997, and an initial determination by the administrative law judge was rendered in October 1997 ruling against PMC's claims on all material issues. In December 1997 the ITC accepted the determination of the Administrative Law Judge, and PMC has appealed that decision. The appeal is pending in the Court of Appeals for the Federal Circuit.

In the Federal District Court action, PMC alleges that the same defendants, including DIRECTV, Inc. and the Company, have infringed at least one claim of several PMC patents and have induced the infringement of PMC's patents by various DSS manufacturers. PMC has requested the court to award PMC damages, to treble such damages, and to enjoin the Company and the other defendants from infringing PMC's patents. The Court and all parties have agreed that the Federal District Court action be stayed pending resolution of the ITC investigation. The stay is currently in force.

The Company has denied all material allegations in both complaints. While it is not possible to estimate the probable outcome of these proceedings at this time, management believes, based on advice of counsel, and the favorable decision by the ITC, that it has valid defenses to PMC's claims. The Company does not believe that PMC is entitled to damages or any remedies from the Company, and management intends to vigorously defend both actions.

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

           ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 17, 1997, the Company held its 1997 Annual Meeting of Shareholders (the "Meeting").

     At the Meeting, each of the following persons were elected as a director of the Company. The persons designated as Class A Directors were elected solely by the holders of the Class A Common Stock. The Directors designated Other Directors were elected by the holders of the Class A Common Stock and the Common Stock, voting together as a single class.

     CLASS A DIRECTORS
     -----------------
     Peter F. Frenzer
     William D. Savoy
     Louis G. Zachary, Jr.

     OTHER DIRECTORS
     ---------------
     Stanley S. Hubbard
     Stanley E. Hubbard
     Robert W. Hubbard
     Herbert S. Schlosser
     David S. Allen
     Frank N. Magid
     Peter G. Skinner
     John W. Marvin
     Ward L. Quaal

     In addition, shareholders were asked to ratify the selection by the Board of Directors of Arthur Andersen LLP as the Company's independent public accountants for the Transition Period and the 1998 fiscal year. The vote on such matter was as follows:

     651,407,830 in favor; 240,236 opposed; 37,284 abstained. There were no broker "non-votes."

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock trades on the Nasdaq National Market under the symbol "USSB." The following table sets forth the high and low closing sales prices for such stock as reported on the Nasdaq National Market for each quarter during the Transition Period:


     Transition Period ended December 31, 1997:    LOW       HIGH
     ------------------------------------------    ---       ----
     Quarter ended September 30, 1997             8 1/4     9  1/4
     Quarter ended December 31, 1997              7 5/8     10 3/4

     On March 17, 1998, the last reported sale price of the Company's Class A Common Stock was $9.875 per share. At that date, the Company had 679 Class A Common shareholders of record.

     The Company has not paid any cash dividends on its Class A Common Stock and does not intend to pay cash dividends for the foreseeable future. Earnings will be retained for use in the operation and expansion of the Company's business.

REPORT ON SALES OF SECURITIES AND USE OF PROCEEDS THEREFROM.

     Subsequent to the Company's initial public offering, effective January 31, 1996 (Registration No. 33-99906), and pursuant to the requirements of the Securities Act of 1933, as amended and as then in effect, the Company filed an initial report on Form SR with the Securities and Exchange Commission on May 10, 1996 and amendments thereto on November 12, 1996, May 12, 1997. Further information was reported in the Company's Report on Form 10-Q for the quarter ended September 30, 1997.

     The following table sets forth the amount of direct or indirect payments to others from such effective date through December 31, 1997 which have changed since the most recently filed report on Form 10-Q.


Use of Proceeds                           Direct or Indirect Payments to Others
---------------                           -------------------------------------
Working Capital                                       $31,820,034
Purchase and Installation of Machinery
  and Equipment                                        20,340,535
Temporary Investments
  Short Term Treasuries                                55,000,000
  Cash                                                  3,067,206

                ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

     Information required by this item is set forth in the Company's 1997 Report to Shareholders on page 7, under the heading "Selected Financial and Operating Data," and is incorporated herein by reference.

        ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

     Information required by this item is set forth in the Company's 1997 Report to Shareholders on pages 8 to 15, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated herein by reference.

             ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is set forth in the Company's 1997 Report to Shareholders on pages 16 to 29, in the consolidated financial statements and notes, and on page 30, under the heading "Report of Independent Public Accountants," and is incorporated herein by reference.


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

     None.

                                      PART III

           ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table provides certain information with respect to the members of the Board of Directors. Three directors, the Class A Directors, are elected solely by the holders of Class A Common Stock. The remaining directors are elected by the holders of the Class A Common Stock and the holders of Common Stock, voting as a single class.


CLASS A DIRECTORS
-----------------

Peter F. Frenzer                       63

William D. Savoy                       33

Louis G. Zachary, Jr.                  39


OTHER DIRECTORS
---------------

Stanley S. Hubbard                     64

Stanley E. Hubbard                     36

Robert W. Hubbard                      33

Herbert S. Schlosser                   71

David S. Allen                         68

Frank N. Magid                         66

Peter G. Skinner                       53

John W. Marvin                         50

Ward L. Quaal                          78

Information with respect to Messrs. Stanley S. Hubbard, Stanley E. Hubbard and Robert W. Hubbard and the other executive officers of the Company is contained in Part I, Item 1 of this Report on Form 10-K under the heading "Business - Executive Officers of the Registrant," and is incorporated herein by reference.

     HERBERT S. SCHLOSSER was elected a director of the Company in March 1994. Since 1986, Mr. Schlosser has served as Senior Advisor, Broadcasting and Entertainment with Schroder & Co. Inc. Mr. Schlosser was Executive Vice President of RCA Corporation from 1978 until 1985 and prior to that was President of the National Broadcasting Company. Mr. Schlosser is also a director of Data Broadcasting Corporation, a financial data communications company, and Central European Media Enterprises Ltd., a company which holds interests in private commercial television stations in central and eastern Europe.

     DAVID S. ALLEN has been a director of the Company since 1994. Mr. Allen is currently Chairman and Chief Executive Officer of The Boatworks, a boat sales and service company. From 1980 through March 1993, Mr. Allen served as Chairman, President and Chief Executive Officer of Petry, Inc., which provides services to HBI relating to the sale of HBI's commercial time. Petry, Inc. is one of the largest sales organizations of national television advertising in the U.S.

     FRANK N. MAGID was elected a director of the Company in 1994. Mr. Magid has been the Chairman and Chief Executive Officer of Frank N. Magid Associates, a television industry research and consulting firm since 1957.

     PETER G. SKINNER was elected a director of the Company in March 1994. Since 1985, Mr. Skinner has been General Counsel, Secretary, and Senior Vice President (since 1989) for Dow Jones & Company, Inc. ("Dow Jones").

     JOHN W. MARVIN was elected a director of the Company in March 1994. Since 1974, Mr. Marvin has held various positions with Marvin Lumber and Cedar Company, including Plant Manager, Board Member and Chief Operating Officer.

     WARD L. QUAAL was elected a director of the Company in September 1982. Mr. Quaal has been President of Ward L. Quaal Company, management consultants to the broadcasting industry, since October 1974. Previously, he was President of Tribune Broadcasting Company. Mr. Quaal is a recipient of the Distinguished Service Award from the National Association of Broadcasters.

     PETER F. FRENZER was elected to the Board of Directors in July 1996. Mr. Frenzer recently retired from Nationwide Insurance Enterprise after 21 years of service. From 1991 to 1996, he was President of Nationwide Life Insurance Company and, from 1981 to 1995, he was Chief Investment Officer of Nationwide Insurance Enterprise.

     WILLIAM D. SAVOY was elected a director of the Company in March 1994. Since 1990, Mr. Savoy has served as Vice President of Vulcan Ventures, Inc. ("Vulcan"), a venture capital firm owned by Paul Allen, a co-founder of Microsoft, Inc. From 1987 until November 1990, Mr. Savoy was employed by Layered, Inc., a company controlled by Mr. Allen, and became its President in 1988. Mr. Savoy has served as President for Vulcan Northwest, Inc., a company wholly-owned by Mr. Allen, from November 1990 until the present. Mr. Savoy serves on the Advisory Board of Directors of DreamWorks SKG and the Board of Directors of CINET, Inc.; Harbinger Corporation; Metricom, Inc.; Telescan Inc.; Ticketmaster; and USA Networks, Inc.

     LOUIS G. ZACHARY, JR. was elected to the Board of Directors of the Company in July 1996. Mr. Zachary is a Managing Director in the investment banking department of Credit Suisse First Boston Corporation, which he joined in 1981.

     Messrs. Stanley S. Hubbard, Robert W. Hubbard, and Deeney are also employed by, and spend a significant portion of their time on, the businesses of Hubbard Broadcasting, Inc. ("HBI") and its affiliates other than the Company. Mr. Stanley E. Hubbard devotes his professional time primarily to the business of the Company, but does hold positions with HBI and its affiliates which will require a certain amount of his time. The Company does not anticipate any material change in the relative amount of time such persons will spend on the Company's matters. Each of such persons who is a director has indicated to the Company that, should a conflict of interest arise, he will promptly disclose such conflict to the Company's Board of Directors and refrain from voting on such matter as a director.

COMMITTEE AND BOARD MEETINGS

The Company's Board of Directors has an Audit Committee which (i) reviews the Company's quarterly and annual financial statements, its filings on Forms 10-K and 10-Q and earnings releases regarding financial results, (ii) makes recommendations regarding the Company's independent public accountants and scope of their services, (iii) reviews the adequacy of accounting policies, compliance assurance procedures and internal controls, (iv) reviews auditors' independence and (v) reports to the Board on the adequacy of disclosures and adherence to accounting principles. Messrs. Marvin, Skinner and Savoy comprised the Audit Committee during the Transition Period. The Audit Committee met five times during the Transition Period ended December 31, 1997.

The Company's Board of Directors has a Compensation Committee which (i) reviews compensation philosophy and major compensation plans for executives, (ii) administers the Company's stock option plans and (iii) approves the compensation of the Company's executive officers. Messrs. Frenzer, Quaal and Schlosser comprised the Compensation Committee during the Transition Period. The Compensation Committee met two times during the Transition Period ended December 31, 1997.

The Company's Board of Directors has a Nominating Committee, which makes recommendations to the Board of Directors as to nominees for election to the Board. Messrs. Stanley S. Hubbard, Allen and Magid comprised the Nominating Committee during the Transition Period. The Nominating Committee met one time during the Transition Period ended December 31, 1997.

The Board of Directors also has an Executive Committee, consisting of Messrs. Stanley S. Hubbard, Stanley E. Hubbard, Robert W. Hubbard and Schlosser.
Between meetings of the Board of Directors, the Executive Committee exercises all the powers of the Board of Directors in the management and direction of the business and affairs of the Company, except as provided otherwise by law, resolutions of the Board of Directors, the Company's By-laws, or its Articles of Incorporation.

During the Transition Period, the Board held two meetings. Each director attended 75% or more of the meetings of the Board held while each was a director during such Transition Period and of the meetings of Committees of which he was a member during such Transition Period, except that Mr. Allen did not attend one Board of Directors meeting, and Mr. Savoy did not attend two meetings of the Audit Committee. Mr. Frenzer was appointed to the Compensation Committee at the November 17, 1997 Board of Directors meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee was, during the Transition Period or previously, an officer or employee of the Company.

Mr. Quaal is the President of Ward L. Quaal Company, which performs government relations work for both the Company and HBI. The Company has paid $20,812 during the six months ended December 31, 1997, and $126,333, $141,683 and $61,007 in 1995, 1996 and 1997, respectively, to such company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to officers, directors and greater than ten percent shareholders were satisfied.


                           ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The Summary Compensation Table shows compensation information for the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company for services rendered in all capacities during the six months ended December 31, 1997 and the years ended December 31, 1995, 1996 and 1997.

                                          ANNUAL COMPENSATION
                                                                   ALL OTHER
NAME AND PRINCIPAL                         SALARY       BONUS     COMPENSATION
POSITION                    PERIOD          ($)          ($)           ($)
                            ------         ------       -----     ------------
Stanley E. Hubbard       7/1/97-12/31/97   175,000        ___           ___
CEO, President                1997         350,000        ___           ___
                              1996         231,539        ___           ___
                              1995         100,000

Robert W. Hubbard        7/1/97-12/31/97   125,000        ___           ___
Executive V.P.                1997         250,000        ___           ___
                              1996         180,770        ___           ___
                              1995         100,000

Mary Pat Ryan            7/1/97-12/31/97   112,500       50,000(1)   1,897(2)
Sr. V.P., Marketing           1997         225,000      100,000      6,400(2)
                              1996         229,327      100,000      6,000(2)
                              1995         211,539       75,000      4,232(2)

Bernard J. Weiss         7/1/97-12/31/97    70,000       25,000(1)   3,600(2)
V.P. Finance and              1997         140,000       50,000      6,400(2)
Administration                1996         137,308       50,000      6,000(2)
                              1995         124,616       25,000      3,509(2)





Carl S. Wegener          7/1/97-12/31/97    65,000       12,500(1)   2,850(2)
V. P. Dealer Marketing        1997         130,000       25,000      5,450(2)
                              1996         129,808       25,000      5,492(2)
                              1995         125,000       17,000      4,045(2)



(1)  Amounts accrued for the six month period, but paid in 1998.
(2) Consists of a matching contribution made by the Company to such executive officer's 401(k) plan.

DIRECTOR COMPENSATION

The Company pays non-employee directors an annual retainer of $15,000 and $500 for each Board of Directors or committee meeting which they attend (with committee chairpersons receiving $750 per committee meeting). Directors of the Company also participate in a non-employee director option plan which provides for the automatic grant of options to purchase 1,000 Class A Common Shares to each non-employee director upon election (and each re-election) to the Board. The compensation earned by certain directors, including options, is paid (or granted, in the case of options) directly to the employers of such directors.

EMPLOYMENT AGREEMENTS

The Company does not have employment agreements with any of its executive officers.

OPTION/SAR GRANTS IN SIX MONTHS ENDED DECEMBER 31, 1997

                                                                                              Potentially Realizable Value
                                             Percent of                                          at Assumed Annual Rates
                         Number of         Total Options/                                            of Stock Price
                         Securities             SARs                                                Appreciation for
                         Underlying          Granted to     Exercise or                                Option Term
                        Options/SARs        Employees in     Base Price     Expiration        ----------------------------
      Name               Granted(#)         Fiscal Year      ($/Share)         Date              5%($)            10%($)
      ----              ------------       --------------   ------------    -----------       -----------       ----------
 Mary Pat Ryan            30,000              11.9              $7.75     November 16, 2007      146,218          370,545
 Bernard J. Weiss         15,000               6.0              $7.75     November 16, 2007       73,109          185,273
 Carl S. Wegener          10,000               4.0              $7.75     November 16, 2007       48,739          123,515

              ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to beneficial ownership of Class A Common Stock and Common Stock by (i) each shareholder known by the Company to be the beneficial owner of more than 5 percent of either class, (ii) each nominee for director, (iii) each executive officer and (iv) all executive officers and directors of the Company as a group. Such information is presented as of March 5, 1998.

               SHARES OF CLASS A COMMON STOCK AND COMMON STOCK
                            BENEFICIALLY OWNED (1)

                                                                          PERCENT         PERCENT OF     PERCENT OF
NAME AND ADDRESS                                                          OF              COMMON         TOTAL
OF BENEFICIAL OWNER(2)                    NUMBER                          CLASS A         STOCK          VOTING POWER
----------------------                    ------                          -------         -----          ------------
Hubbard Broadcasting, Inc. ("HBI")        11,790 (Class A)                   *            63.2                61.8
3415 University Avenue                    46,522,825
St. Paul, Minnesota 55114                 (Common Stock)(3)

Stanley S. Hubbard                        7,740 (Class A)                    *            63.2                61.8
                                          46,522,825 (Common Stock)(4)

Stanley E. Hubbard                        7,740 (Class A)                    *            62.5                61.2
                                          46,051,225 (Common Stock)(5)

Robert W. Hubbard                         7,740 (Class A)                    *            62.5                61.2
                                          46,051,225 (Common  Stock)(5)

Nationwide Mutual Insurance Company       5,065,500                         ---            6.9                 6.7
One Nationwide Plaza                      (Common Stock)
Columbus, Ohio 43216

Quantum Industrial Partners, L.D.C.       4,941,150                         ---            6.7                 6.6
Kaya Flamboyan 9                          (Common Stock)
Willemstad, Curacao, Netherlands
  Antilles

Peter G. Skinner                          3,000 (Class A)                    *             6.0                 5.9
Dow Jones & Company                       4,411,800 (Common Stock)(6)
200 Liberty Street
New York, New York 10281

Dow Jones & Company                       2,000 (Class A)(7)                ---            6.0                 5.9
200 Liberty Street                        4,411,800
New York, New York 10281                  (Common Stock)

Pittway Corporation                       4,167,375                         ---            5.7                 5.5
200 South Wacker Drive                    (Common Stock)
Chicago, Illinois 60606


Vulcan Ventures, Inc.                     3,529,425                         ---            4.8                 4.7
110 110th Avenue Northeast                (Common Stock)
Bellevue, Washington 98004

-----------
* Less than one percent

(1) Each share of Common Stock is convertible into one share of Class A Common Stock at the option of the holder.

(2) Unless otherwise noted, the address is 3415 University Avenue, St. Paul, Minnesota 55114.

(3) Includes (i) 2,025 shares of Class A Common Stock held by each of Stanley
    S. Hubbard, Stanley E. Hubbard and Robert W. Hubbard and (ii) 471,600 shares of Common Stock held in trust for certain employees of HBI, for which Stanley S. Hubbard acts as trustee.

(4) Includes (i) 46,051,225 shares of Common Stock held by HBI, (ii) 471,600 shares of Common Stock held in trust for certain employees of HBI, for which Stanley S. Hubbard acts as trustee, and (iii) 5,715 shares of Class A Common Stock held by HBI.

(5) Includes 46,051,225 shares of Common Stock and 5,715 shares of Class A Common Stock held by HBI.

(6) Includes options to purchase 2,000 shares of Class A Common Stock granted to Dow Jones & Company, all of which are currently exercisable, and 4,411,800 of shares of Common Stock held by Dow Jones & Company, of which Mr. Skinner is General Counsel, Secretary and Senior Vice President.

(7) Consists of options to purchase shares of Class A Common Stock, all of which are currently exercisable.

                                                                          PERCENT         PERCENT OF     PERCENT OF
NAME AND ADDRESS                                                          OF              COMMON         TOTAL
OF BENEFICIAL OWNER(2)                    NUMBER                          CLASS A         STOCK          VOTING POWER
----------------------                    ------                          -------         -----          ------------
William D. Savoy                          2,000 (Class A)(7)                 *             4.8            4.7
Vulcan Ventures, Inc.                     3,529,425 (Common Stock)(8)
110 110th Avenue Northwest
Bellevue, Washington 98004

John W. Marvin                            14,000 (Class A)(9)                *             1.8            1.8
Marvin Lumber and Cedar Company           1,323,525 (Common Stock)(10)
Highway 11
Warroad, Minnesota  56763

Frank N. Magid                            662,225 (Class A)(11)             4.1             ---              *

David S. Allen                            2,000 (Class A)(7)                 *               *              *
                                          286,650 (Common Stock)

Gerald D. Deeney                          3,000 (Class A)                    *               *              *
                                          122,550 (Common Stock)


Ward L. Quaal                             2,000 (Class A)(7)                 *               *              *
                                          94,350 (Common Stock)


Herbert S. Schlosser                      2,000 (Class A)(7)                 *               *              *
                                          83,775 (Common Stock)

Mary Pat Ryan                             105,000 (Class A)(12)              *             ---              *

Bernard J. Weiss                          35,500 (Class A)(13)               *             ---              *

Peter F. Frenzer                          4,000 (Class A)(14)                *             ---              *

Louis G. Zachary, Jr.                     2,000 (Class A)(7)                 *             ---              *


All directors and executive officers      848,515 (Class A)                5.2            76.5           75.0
as a group (15 persons)(15)               56,374,900 (Common Stock)

----------

(8) Consists of shares held by Vulcan Ventures, Inc., of which Mr. Savoy is Vice President.

(9) Includes options to purchase 2,000 shares of Class A Common Stock, all of which are currently exercisable.

(10) Consists of shares of Common Stock held by Marvin Lumber and Cedar Company, of which Mr. Marvin is Chief Operating Officer.

(11) Includes options to purchase 2,000 shares of Class A Common Stock, all of which are currently exercisable.

(12) Consists of options to purchase 105,000 shares of Class A Common Stock, 30,000 of which are currently exercisable.

(13) Includes options to purchase 35,000 shares of Class A Common Stock, 8,000 of which are currently exercisable.

(14) Includes options to purchase 2,000 shares of Class A Common Stock, all of which are currently exercisable.

(15) Footnote (3) and Footnotes (6)-(19) are incorporated herein by reference.

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to an Administrative Services Agreement between HBI and the Company, HBI charges the Company a portion of the expenses of the HBI departments that provide services to the Company, namely legal, management information systems, tax, risk management, payroll and accounts payable. Pursuant to this Agreement, the Company paid $625,900 to HBI for the six months ended December 31, 1997, $1,123,900 in 1997, $978,000 in 1996, $902,000 to HBI in 1995, and expects to pay HBI $1,300,000 in 1998.

The Company and HBI have filed combined state tax returns as required in Minnesota and New Mexico. Utilizing the Company's net operating loss carryforwards, HBI realized benefits as to the state returns of approximately $0.1 million for the six months ended December 31, 1997, $0.2 million in 1997, $1.4 million in 1996 and $1.4 million in 1995 and, HBI and the Company have entered into a Tax Sharing Agreement relating to such filings. Under this Agreement, HBI will reimburse the Company for such benefits in the year they would otherwise be realized by the Company.

The Company leases 15,043 square feet of office and administrative space in St. Paul, Minnesota from HBI under a lease expiring on June 30, 2000. Under such lease, the Company paid HBI $97,100 for the six months ended December 31, 1997, $151,375 in 1997, $81,630 in 1996 and $66,350 in 1995, and expects to pay approximately $180,000 in 1998.

The Company owns its National Broadcast Center in Oakdale, Minnesota, which consists of 20,500 square feet. The land for the facility was purchased in May 1993, from Minnesota Mining and Manufacturing Company ("3M"), and the Company and HBI agreed to provide advertising time on USSB programming and/or HBI's television stations in value equal to the purchase price of $340,000. HBI has agreed to provide all of such advertising time at no cost to the Company. In 1997, 3M exercised its right under the agreement to be paid an adjusted purchase price in cash, and the Company paid such amount in satisfaction of its remaining obligations under the agreement.

The Company has entered into various agreements with Conus Communications Limited Partnership ("Conus") for the provision of engineering and other services. HBI and Stanley S. Hubbard, the Chairman of the Board of the Company, are each general partners of Conus. For such services, the Company paid Conus $82,000 in the six months ended December 31, 1997, $203,000 in 1997, $165,000 in
1996, and $554,000 in 1995. The Company anticipates that it will pay Conus approximately $210,000 in 1998 for such services.

The ALL NEWS CHANNEL is a joint venture of Viacom Satellite News, Inc. and Conus. Pursuant to its programming agreement with the ALL NEWS CHANNEL, the Company paid such joint venture $2,765,350 in the six months ended December 31, 1997, $5,211,700 in 1997, $3,598,800 in 1996, and $1,524,000 in 1995.
Management believes that the parties will review the current agreement during 1998 in light of the integration of the basic channels previously carried by USSB into the DIRECTV channel line-up. Under the current arrangement with ALL NEWS CHANNEL, such payments are related to the number of subscribers. The Company is unable to predict the amount of payments which will be made in 1998.

The Company has entered into programming development agreements with certain of its shareholders. It has agreed with Vulcan that in the event Vulcan can develop viable specialty programming related to computers, and the Company has sufficient transponder capacity, Vulcan shall be the exclusive provider of such programming, other than such programming as may be included as incidental programming by the Company's other programming providers. The Company has agreed to broadcast up to ten hours of such programming per week. At present, the

Company is unaware of any such programming being developed by Vulcan. William D. Savoy, a director of the Company, is Vice President of Vulcan.

The Company has also agreed with Dow Jones that Dow Jones shall have development rights with respect to business and financial programming and shall be the exclusive third-party provider of business and financial programming carried on the Company's programming other than such as may be included as incidental programming by the Company's other programmers. Dow Jones has the right to require the Company to broadcast up to six hours per weekday of such programming if such programming becomes available. Peter G. Skinner, a director of the Company, is General Counsel, Secretary and President of Television Operations of Dow Jones.

Certain directors and former directors of the Company perform or have performed consulting services for the Company. Frank N. Magid Associates, Inc., of which Mr. Magid is President, performs research for both the Company and HBI. The Company has paid $330,372 for the six months ended December 31, 1997, $807,575 in 1997, $733,809 in 1996, and $371,943 in 1995 to such company, and anticipates payments of approximately $750,000 in 1998.

Mr. Quaal is the President of Ward L. Quaal Company, which performs government relations work for both the Company and HBI. The Company has paid $20,812 for the six months ended December 31, 1997, $61,007 in 1997, $141,683 in 1996, and
$126,333 in 1995 to such company. The Company expects to pay such company approximately $50,000 in 1998.

The Company believes that all of the foregoing transactions have been on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

                                    PART IV

              ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                           AND REPORTS ON FORM 8-K

(a)  1.   CONSOLIDATED FINANCIAL STATEMENTS

          The following information is included in the Company's 1997 Report to Shareholders and are incorporated in Part II, Item 8 of this Form 10-K by reference:

          Report of Independent Public Accountants

          Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996, and 1995 and the six month period ended December 31, 1997

          Consolidated Balance Sheets as of December 31, 1997 and 1996

          Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1996 and 1995 and the six month period ended December 31, 1997

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995 and the six month period ended December 31, 1997

          Notes to Consolidated Financial Statements

     2.   FINANCIAL STATEMENT SCHEDULES

               All schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule.

     3.   EXHIBITS

               The following exhibits are filed as part of this Report on Form 10-K or, where indicated, were previously filed and are hereby incorporated by reference.

  EXHIBIT NO.    EXHIBIT DESCRIPTION

     1.1      Form of Underwriting Agreement(1)

     1.2      Form of Subscription Agreement(1)

     3.1      Restated Articles of Incorporation(1)

     3.2      Bylaws(1)

     3.3      Form of Second Restatement of the Articles of Incorporation(1)

     3.4      Form of Amended and Restated Bylaws(1)

     4.1      Form of Stock Certificate(1)

     10.1 United States Satellite Broadcasting Company, Inc. 1995 Stock Option Plan(1)*

     10.2 Sales Agency Agreement, dated December 22, 1993, between Thomson Consumer Electronics, Inc. and United States Satellite Broadcasting Company, Inc.(1)**

     10.3 United States Satellite Broadcasting Company, Inc. 1996 Non-Employee Director Stock Option Plan(5)*

     10.4 Consulting Services Agreement, dated November 1, 1995 between Conus Communications Company Limited Partnership and United States Satellite Broadcasting Company, Inc.(2)

     10.5     [Intentionally reserved.]

     10.6     [Intentionally reserved.]

     10.7     [Intentionally reserved.]

     10.8     [Intentionally reserved.]

     10.9     [Intentionally reserved.]

     10.10 Amendment No. 1, effective July 1, 1997, to the Indenture of Lease dated May 1994, between Hubbard Broadcasting, Inc. and United States Satellite Broadcasting Company, Inc.(5)

     10.11 Service Agreement, dated January 1, 1994 between Conus Communications Company Limited Partnership and United States Satellite Broadcasting Company, Inc.(1)

     10.12    Indenture of Lease, dated May 1994, between Hubbard
              Broadcasting, Inc. and United States Satellite Broadcasting Company, Inc.(1)

     10.13 Satellite Payload Purchase Agreement, dated May 31, 1991, between Hughes Communications Galaxy, Inc. and United States Satellite Broadcasting Company, Inc., as amended(1)**

     10.14 Interim Technology Access and Coordination Agreement, dated June 17, 1993, between Hughes Communications Galaxy, Inc. and United States Satellite Broadcasting Company, Inc.(1)**

     10.15 Transponder Service Agreement, dated May 31, 1991, between Hughes Communications Satellite Services, Inc. and United States Satellite Broadcasting Company, Inc.(1)**

     10.16 Processing Agreement, dated March 5, 1993, between JCPenney Business Services, Inc. and United States Satellite Broadcasting Company, Inc.(1)**

     10.17    Auxiliary Broadcast Center Lease(1)

     10.18 Form of Subscription Agreement, Letter of Investment Intent and Investor's Rights Agreement(1)

     10.19 Administrative Services Agreement, effective July 1, 1994, between United States Satellite Broadcasting Company, Inc. and Hubbard Broadcasting, Inc.(1)

     10.20 Tax Sharing Agreement between United States Satellite Broadcasting Company, Inc. and Hubbard Broadcasting, Inc.(1)

     10.21 6-Channel Direct Broadcast Satellite Contract, originally dated June 15, 1984, between Lockheed Martin Corporation (formerly RCA Corporation) and United States Satellite Broadcasting Company, Inc., as amended(1)**

     10.22 Amendment No. 10, dated December 18, 1995, to Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc.(1)**

     10.23 Administrative Services Agreement, effective July 1, 1996, between United States Satellite Broadcasting Company, Inc. and Hubbard Broadcasting, Inc.(2)

     10.24 Amendment No. 11, effective September 30, 1996, to Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc.(3)

     10.25 Amendment No. 12, effective November 27, 1996 to Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc.(4)

     10.26 Amendment No. 13, effective December 31, 1996, to Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc.(4)

     10.27 Contract No. 104274-B, effective December 31, 1996, Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc.(4)***

     10.28    Amendment No. 1, effective April 11, 1997, to Direct
              Broadcast Satellite Contract between United States Satellite Broadcasting Company, Inc. and Lockheed Martin Corporation(5)***

     10.29    Amendment No. 2, effective April 30, 1997, to Direct
              Broadcast Satellite Contract between United States Satellite Broadcasting Company, Inc. and Lockheed Martin Corporation(5)***

     10.30 Amendment No. 3, effective June 1, 1997, to Direct Broadcast Satellite Contract between United States Satellite
              Broadcasting Company, Inc. and Lockheed Martin Corporation(5)***

     10.31 Amendment No. 14, effective December 31, 1997, to Direct Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc.(6)

     10.32    Amendment No. 4, effective December 31, 1997, to Direct
              Broadcast Satellite Contract between United States Satellite Broadcasting Company, Inc. and Lockheed Martin Corporation(6)****

     13.1     Selected Portions of the Company's 1997 Report to Shareholders(6)

     21.1     Subsidiaries of the Company(6)

     23.1     Consent of Arthur Andersen LLP(6)

     27.1     Financial Data Schedule(6)

     99.1     Additional Exhibit; Report on Form 8-K dated September 4, 1997(6)

-------------
* Denotes management contract or compensatory plan or arrangement in which certain directors and named executive officers participate.

** Portions of these documents were redacted and filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment pursuant to Rule 406 under the Securities Act of 1933, as amended, in connection with the filing of the Registration Statement described in note(1) below.

*** Portions of this document were redacted and filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, in connection with the prior filing of the Company's Reports on Form 10-Q and 10-K described in notes (4) and
      (5) below.

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

     (5) Pursuant to Rule 12b-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Report on Form 10-K for the year ended June 30, 1997.

     (6)  Filed herewith.

(b)  Report on Form 8-K.

     The Company filed a Report on Form 8-K dated September 4, 1997 describing, under Item 8, the action of the Board of Directors of the Registrant changing the Registrant's fiscal year end from June 30 to December 31, beginning with a transition period ending on December 31, 1997.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 27, 1998                   UNITED STATES SATELLITE
                                        BROADCASTING COMPANY, INC.



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

      Signature                      Title                         Date
      ----------                     -----                         ----

/s/ Stanley S. Hubbard
--------------------------   Chairman of the Board             March 27, 1998
Stanley S. Hubbard

/s/ Stanley E. Hubbard
--------------------------   Chief Executive Officer,          March 27, 1998
Stanley E. Hubbard           President, and Director
                             (Principal Executive Officer)

/s/ Robert W. Hubbard
--------------------------   Executive Vice President          March 27, 1998
Robert W. Hubbard            and Director

/s/ Gerald D. Deeney         Treasurer and Chief Financial     March 27, 1998
--------------------------   Officer (Principal Financial
Gerald D. Deeney             and Accounting Officer)

/s/ Herbert S. Schlosser
--------------------------   Director                          March 27, 1998
Herbert S. Schlosser

/s/ David S. Allen
--------------------------   Director                          March 27, 1998
David S. Allen

/s/ Frank N. Magid
--------------------------   Director                          March 27, 1998
Frank N. Magid

/s/ Peter G. Skinner
--------------------------   Director                          March 27, 1998
Peter G. Skinner

/s/ William D. Savoy
--------------------------   Director                          March 27, 1998
William D. Savoy

/s/ John W. Marvin
--------------------------   Director                          March 27, 1998
John W. Marvin

/s/ Ward L. Quaal
--------------------------   Director                          March 27, 1998
Ward L. Quaal

/s/ Louis G. Zachary, Jr.
--------------------------   Director                          March 27, 1998
Louis G. Zachary, Jr.

/s/ Peter F. Frenzer
--------------------------   Director                          March 27, 1998
Peter F. Frenzer