Form 10-Q
period 1998-03-31
UNITED STATES SATELLITE BROADCASTING CO INC
filed 1998-05-14
CIK 1004314

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549
                             ________________

                                FORM 10-Q
(Mark One)
  /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1998

                                   OR

  / /        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ___ to ___
                        Commission file number 0-27492

              UNITED STATES SATELLITE BROADCASTING COMPANY, INC.
           (Exact name of registrant as specified in its charter)

                  MINNESOTA                         41-1407863
       (State or other jurisdiction of    (IRS Employer Identification No.)
       incorporation or organization)

                    3415 UNIVERSITY AVENUE, ST. PAUL, MN  55114
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
                                                  YES  X  NO
                                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at May 1, 1998
              -----                            --------------------------
     Class A Common Stock, $.0001 par value:           23,587,800
     Common Stock, $.0001 par value:                   66,222,975

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
              REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998


                                       INDEX

PART I.        FINANCIAL INFORMATION                                       Page
     Item 1.   Financial Statements

               Consolidated Statements of Operations                          3

               Consolidated Balance Sheets                                    4

               Consolidated Statements of Cash Flows                          6

               Notes to Consolidated Interim Financial Statements             7

     Item 2.   Management's Discussion and Analysis                          11

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                             18

     Item 2.   Use of Proceeds                                               20

     Item 6.   Exhibits and Reports on Form 8-K                              20

                       PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     UNAUDITED

                                             For The Three Months Ended March 31
                                             -----------------------------------
                                                      1998           1997
                                                    --------       --------
REVENUES                                            $136,839       $ 99,231
COST OF SALES                                         84,656         64,930
                                                    --------       --------
GROSS MARGIN                                          52,183         34,301

OPERATING EXPENSES:
 Selling and marketing                                27,230         23,430
 Manufacturer Incentive                               11,310         11,155
 General and administrative                           13,437         11,245
 Commissions to retailers                              3,256          3,797
 Engineering and operations                            3,311          3,715
 Depreciation and amortization                         3,772          4,583
                                                    --------       --------
     Net operating loss                              (10,133)       (23,624)

OTHER INCOME:
 Interest income                                         996          1,169
 Other                                                     8              5
                                                    --------       --------

     Net loss                                       $ (9,129)      $(22,450)
                                                    --------       --------
                                                    --------       --------

     Net loss per share - basic and diluted         $  (0.10)      $  (0.25)
                                                    --------       --------
                                                    --------       --------

The accompanying notes are an integral part of these consolidated financial statements.

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                       ASSETS

                                           March 31, 1998    December 31, 1997
                                           --------------    -----------------
                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                      $ 83,737             $ 68,646
  Trade accounts receivable, net                   39,754               44,992
  Prepaid expenses and other                        9,678               11,832
                                           --------------    -----------------
    Total current assets                          133,169              125,470
                                           --------------    -----------------

PROPERTY AND EQUIPMENT:
  Land                                                351                  351
  Buildings and improvements                        5,103                5,075
  Equipment                                       139,701              138,264
                                           --------------    -----------------
                                                  145,155              143,690
  Less - Accumulated depreciation                 (83,007)             (79,235)
                                           --------------    -----------------
         Total property and equipment, net         62,148               64,455
                                           --------------    -----------------

OTHER ASSETS:
  Satellite deposits                                8,580                8,380
  Long-term investments, consisting
    of U.S. Treasury securities
                                                    4,172                3,970
  Other                                             3,937                4,035
                                           --------------    -----------------
    Total other assets                             16,689               16,385
                                           --------------    -----------------

                                                 $212,006             $206,310
                                           --------------    -----------------
                                           --------------    -----------------

The accompanying notes are an integral part of these consolidated financial statements.

         UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                           March 31, 1998    December 31, 1997
                                           --------------    -----------------
                                             (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses          $ 61,901            $ 60,599
  Deferred revenue                                 62,340              56,156
  Manufacturer Incentive obligation                19,285              17,023
                                           --------------    -----------------
    Total current liabilities                     143,526             133,778
                                           --------------    -----------------

LONG TERM LIABILITIES:
  Due to HBI                                       10,000              10,000
  Manufacturer Incentive obligation                65,513              60,433
                                           --------------    -----------------
    Total long term liabilities                    75,513              70,433
                                           --------------    -----------------

COMMITMENTS AND CONTINGENCIES (Note 4)

SHAREHOLDERS' EQUITY (DEFICIT)
  Preferred Stock, $0.01 Par Value, 50
    million shares authorized; none issued
    or outstanding                                      -                   -
 Class A Common Stock -
    Participating, voting, $.0001 Par
    Value, 500 million shares authorized,
    23,293,251 shares issued and outstanding
    at March 31, 1998 and 16,172,601 at
    December 31, 1997                                   2                   2
 Common Stock -
    Participating, voting, $.0001 Par
    Value, 100 million shares authorized,
    66,517,524 shares issued and outstanding
    at March 31, 1998 and 73,638,174 at
    December 31, 1997                                   7                   7

  Additional paid-in capital                      374,877             374,877
  Accumulated deficit                            (381,906)           (372,777)
  Accumulated other comprehensive income
    (deficit)                                         (13)                (10)
                                           --------------    -----------------
    Total shareholders' equity (deficit)           (7,033)              2,099
                                           --------------    -----------------
                                                 $212,006            $206,310
                                           --------------    -----------------
                                           --------------    -----------------

The accompanying notes are an integral part of these consolidated financial statements.

         UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)

                                     UNAUDITED

                                             For The Three Months Ended March 31
                                             -----------------------------------
                                                      1998           1997
                                                    --------       --------
OPERATING ACTIVITIES:
  Net loss                                           $(9,129)      $(22,450)
  Adjustments to reconcile net loss to net cash
    provided by operating activities -
      Depreciation and amortization                    3,772          4,583
      Media credits utilized                               -             47
      Change in operating items:
        Receivables and other current assets           7,392          3,952
        Accounts payable and accrued expenses          1,302          7,209
        Deferred revenue                               6,184          8,826
        Manufacturer Incentive                         7,342         11,155
        Other                                           (107)           (33)
                                                    --------       --------
          Net cash provided by operating activities   16,756         13,289
                                                    --------       --------
INVESTING ACTIVITIES:
  Purchase of and deposits on equipment              (1,665)         (5,556)
  Proceeds from sale of long-term investment              -           3,000
                                                    --------       --------
        Net cash used in investing activities        (1,665)         (2,556)
                                                    --------       --------
FINANCING ACTIVITIES:
  Advances from affiliated companies, net                 -            (165)
                                                    --------       --------
        Net cash used in financing activities             -            (165)
                                                    --------       --------
        Increase in cash and
          cash equivalents                            15,091         10,568
                                                    --------       --------

CASH AND CASH EQUIVALENTS, beginning
  of period                                           68,646         86,518
                                                    --------       --------
CASH AND CASH EQUIVALENTS, end of period             $83,737        $97,086
                                                    --------       --------

SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid during the period for -
    Interest                                        $      -       $      -
                                                    --------       --------
                                                    --------       --------
    Income taxes                                    $      -       $      -
                                                    --------       --------
                                                    --------       --------

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

Hubbard Broadcasting, Inc. ("HBI") beneficially owned 51.8% of the Company as of March 31, 1998 and December 31, 1997, and had approximately 67.6% of the combined voting power with respect to all matters submitted for the vote of all shareholders at March 31, 1998.

NOTE 2.   CHANGE IN FISCAL YEAR:

On September 4, 1997, the Board of Directors of the Company voted to change the Company's fiscal year end from June 30 to December 31, beginning with a six month transition period ending on December 31, 1997. The accompanying financial statements have been recast to conform to the new calendar year presentation.

NOTE 3.   BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial statements and, therefore, do not include all information and disclosures required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods presented are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the December 31, 1997 consolidated financial statements, the notes thereto, and the Company's Report on Form 10-K.

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

Under the 110DEG. Contract, as amended effective May 1, 1998, the Company is required to pay $76.2 million for satellite construction, of which $7.2 million has been paid through March 31, 1998. The contract also provides for payments for ongoing operations services and in-orbit performance incentive payments during the life of the satellite. In addition, substantial costs would be incurred to launch and insure the satellite. No material payments are anticipated under the 148DEG. Contract earlier than December 31, 1998. The Company has previously paid $1.4 million under a predecessor contract for satellites at both the 110DEG. and 148DEG. orbital locations.

While these agreements are cancelable in whole or in part at the option of the Company, such cancellation would require forfeiture of any deposits and progress payments made, plus additional penalties. If satellite construction proceeds as scheduled under the 110DEG. Contract, aggregate amounts due are as follows: $6.0 million through December 31, 1998 and $63.0 million in the year ended December 31, 1999.

ADVERTISING AND PROMOTIONS

The Company has entered into commitments to purchase or participate in joint purchases of broadcast, print and other media for advertising and promotional purposes. At March 31, 1998, such commitments totaled $1.8 million due through December 31, 1998, all of which are noncancelable.

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

MANUFACTURER INCENTIVE PROGRAM

On August 26, 1996, the Company, together with DIRECTV, Inc. (the Company's DSS partner), announced that it had entered into financial incentive arrangements with certain manufacturers of DSS equipment to assist these manufacturers in lowering the price of DSS units. Such arrangements, which run for up to four years depending on manufacturer, commit the Company to pay the manufacturers over a five-year period from the date new DSS households are authorized to receive programming. The expense and liability for such future commitments are established and recorded upon activation of the related DSS unit. In the quarter ended March 31, 1998, the Company charged to expense $11.3 million, representing the full amount of those future obligations for the Manufacturer Incentive program incurred during the quarter ended March 31, 1998 for the sale of DSS units to new households. Cash paid in the quarter ended March 31, 1998 totaled $4.0 million, and future payment obligations (all of which have been previously charged to expense) totaled $84.8 million at March 31, 1998.

While the amounts to be incurred in the future by the Company under these arrangements cannot be precisely estimated, the Company expects that as the level of retail DSS unit sales increase, the expense and cash flow related to these arrangements will increase accordingly.

NOTE 5.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS 130) was adopted by the Company effective January 1, 1998. SFAS No. 130 requires the Company to report and display comprehensive income and its components. Comprehensive income is defined as changes in equity of a business enterprise during a period except those resulting from investment by owners and distribution to owners. The changes required by SFAS No. 130 had no material effect on net income or shareholders' equity (deficit) for quarter ended March 31, 1998.

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings and loss per Share" (SFAS No. 128) effective December 31, 1997. As a result, all prior periods presented have been restated to conform to the provisions of SFAS No. 128, which requires the presentation of basic and diluted earnings and loss per share. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each year. Diluted loss per share is computed under the treasury stock method and is calculated to include the dilutive effect of outstanding stock options. A reconciliation of these amounts is as follows (in thousands, except per share data):

                                                For The Quarter Ended March 31
                                                ------------------------------
                                                      1998           1997
                                                   ----------     ----------
Net loss                                              $(9,129)      $(22,450)
                                                   ----------     ----------
Weighted average number of common shares
     outstanding - basic                               89,811         89,811
Dilutive effect of option plans                            35              -
                                                   ----------     ----------
Common and common equivalent shares outstanding
     - diluted                                         89,846         89,811
                                                   ----------     ----------
Net loss per share - basic and diluted                  $(.10)         $(.25)
                                                   ----------     ----------
                                                   ----------     ----------

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Forward-looking statements in this Report on Form 10-Q (statements which are phrased in terms of anticipation, expectation, belief or the like or which refer to future events, developments or conditions) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty and that the Company faces a number of risks as it continues to develop its commercial operations. Among the factors that could cause actual results to differ materially are the following: the uncertain level of ultimate demand for the DSS system, USSB's programming and the effects of changes in USSB's programming offerings, including consumer reaction to USSB's revised channel line-up; increases in costs, including programming costs, in excess of those anticipated by the Company; competitive issues, including changes by competitors to their product offerings and pricing strategies, and the effect of digital cable programming and digital broadcast television service, which may be used for multichannel programming or high definition television (HDTV); the entry of new competitors into video programming, such as electric utilities and regional operating telephone companies; dependence on third-party programmers, on vendors, including those providing customer service and billing, and on Hughes Electronics Corporation; sufficient availability of DSS units at retail; dependence on a single DBS satellite; dependence on continued effectiveness of the security and signal encryption features of the DSS system; potentially adverse governmental regulation and actions; the effects of, or costs associated with, litigation involving the technology and the intellectual property associated with the DSS system; and overall economic conditions. The Company anticipates that other DBS satellites will be launched at the 110DEG. west longitude and other orbital locations, increasing the number of competitors in the satellite broadcasting market. The Telecommunications Act of 1996 significantly deregulated the telecommunications industry. The effect of such deregulation on the Company's business, results of operations and financial condition cannot be predicted. See Part I, Item 1, "Business - Competition" of the Company's Report on Form 10-K for the Transition Period ended December 31, 1997 for a further discussion of certain of these risks.

OVERVIEW

On September 4, 1997, the Board of Directors of the Company voted to change the Company's fiscal year end from June 30 to December 31, beginning with a six month transition period ending on December 31, 1997 (the "Transition Period"). A transition report for the period July 1, 1997 through December 31, 1997 was filed on Form 10-K.

The Company provides subscription television programming via a high-power direct broadcast satellite ("DBS") to households throughout the continental United States. The Company broadcasts a high quality digital television signal using the Digital Satellite System ("DSS"). The Company's programming is available to customers who have a DSS unit, which consists of an 18-inch satellite dish, a receiver/decoder and a remote control. All of the Company's gross revenues and identifiable assets relate to the Company's activities in this industry.

The Company commenced commercial operations in June 1994 and has not generated net earnings to date. The Company achieved positive adjusted cash flow of approximately $1.0 million (defined as earnings before interest, taxes, depreciation, amortization and the non-cash component of the Manufacturer Incentive program) for the quarter ended March 31, 1998. Management does not expect to achieve positive adjusted cash flow for the full year 1998. However, management anticipates that the Company will achieve positive adjusted cash flow for the full year 1999.

Management expects that net losses will continue into 1999 as the Company continues to incur substantial marketing expenses (including Manufacturer Incentive program expenses) in order to build its subscriber base. The Company expects that it will generate net income during the year 2000.

Although there were several significant competitive developments in 1997 and the first quarter of 1998, the market for the Company's programming continues to grow. The introduction of DSS units is widely regarded as the most successful introduction of a major consumer electronics product in United States history. At March 31, 1998, approximately 3.59 million households were authorized to receive DSS service ("DSS households"), up from 3.32 million at December 31, 1997. As part of its ongoing strategy to focus on premium movie entertainment and to simplify the DSS offering at retail, on March 10, 1998, the Company and DIRECTV integrated the basic channels carried by USSB into DIRECTV's programming line-up and the Company added two new commercial-free premium movie channels: Showtime Extreme and fXM: Movies from Fox. Although the integration of the basic channels was essentially completed as of March 31, 1998, the ultimate impact of these developments depends on many factors, including consumer reaction to the Company's all-premium movie channel line-up, which management expects will occur during a period of several months. Preliminary indications are that, over the next several quarters, the number of subscribers and revenue will continue to grow, but at a slower rate. Since the basic channels generally provided lower margins than the premium channels, the Company's gross margins have improved.

SUMMARY OF SUBSCRIBER AND REVENUE DATA

Management currently measures the Company's performance by two key measures: subscriber base and revenues.

The number of USSB paying subscribers grew to approximately 1,799,000 at March 31, 1998 from approximately 1,740,000 at December 31, 1997.
Approximately 106,000 additional households were receiving a free promotional month of USSB programming as of March 31, 1998.

In addition to tracking the absolute number of subscribers, management assesses the Company's penetration of its potential DSS market by comparing the number of USSB paying subscribers to the total number of households that have received the free promotional month of USSB's programming ("convertible households"). Since the first month is free, the consumer's decision to purchase USSB programming is generally made by the consumer only after the free promotional month has been received. As a result, the category of DSS households includes households receiving the free promotional month that have not yet made their subscription decision.

The summary immediately below shows, as of the end of each period, USSB paying subscribers, USSB promotional activations, USSB convertible households and the percentage of convertible households served by the Company. The estimated number of DSS households is also shown.

SUBSCRIBER BASE:
(In thousands)

                                                  TOTAL USSB
                                                    PAYING                        PERCENT OF
                                                  SUBSCRIBERS                        USSB
  FOR THE          USSB              USSB             AND            USSB         CONVERTIBLE     ESTIMATED
  QUARTER         PAYING          PROMOTIONAL     PROMOTIONAL     CONVERTIBLE     HOUSEHOLDS        DSS
   ENDED       SUBSCRIBERS (a)   ACTIVATIONS (b)  ACTIVATIONS    HOUSEHOLDS (c)    SERVED (d)   HOUSEHOLDS (e)
  -------      -----------       -----------      -----------    ----------        ------       ----------
March 31,
  1997            1,378                70             1,448          2,133            65%          2,499

June 30,
  1997            1,455                75             1,530          2,289            64%          2,651

Sept. 30,
  1997            1,584               113             1,697          2,462            64%          2,887

Dec. 31,
  1997            1,740               215             1,955          2,757            63%          3,318

March 31,
  1998            1,799               106             1,905          3,128            58%          3,595


(a)  USSB paying subscribers as of the end of such period.

(b) USSB household activations that were receiving a free promotional month of USSB programming as of the end of such period. These activations are not counted as USSB Convertible Households until they have completed the free promotional month.

(c) Total number of USSB household activations since July 1994 that have completed a free promotional month of USSB programming. The amounts shown reflect the elimination of certain DSS deactivations. See note (e).

(d) Total USSB Paying Subscribers as of the end of the period as a percent of USSB Convertible Households.

(e) Total estimated number of households with active DSS units which are authorized to receive either USSB or DIRECTV programming as of the end of the period. Estimate based on cumulative DSS activations, less (i) cumulative DSS deactivations, (ii) activations by dealers, manufacturing facilities, technical facilities and commercial locations known to the Company, and (iii) additional receivers in a single household, as of the end of such period. The Company makes periodic reconciliations to estimate the number of DSS households as accurately as possible.

As of March 31, 1998, the Company achieved a penetration of convertible households of approximately 58 percent. The reduction in the penetration percentage compared to previous quarters was impacted by the integration of the basic channels described above, including the loss of 72,000 USSB customers who subscribed only to the basic channels. For the quarter, the Company experienced a net growth of 59,000 subscribers.

The Company's per subscriber and total revenues are shown below for the periods indicated. From time to time, the Company engages in certain promotional activities, which include special rates for limited periods, which could result in lower average per subscriber revenues for such periods. In the quarter ended March 31, 1998, per subscriber revenues were also affected by a reduction in subscription rates implemented by the Company on March 10, 1998 for certain programming packages, as part of the basic channels integration. The Company expects that average per subscriber revenue will continue to decline as the effects of the lower subscription rates are experienced over a full quarter.

REVENUES:
(In thousands, except per subscriber data)

                                                                 FOR THE QUARTER ENDED
                                             MARCH 31       DEC. 31        SEPT. 30       JUNE 30        MARCH 31
                                               1998           1997           1997           1997           1997
                                             --------       --------       --------       --------       --------
Average monthly subscription revenue
  per paying subscriber (a)                    $24.22         $24.66         $24.71         $24.86         $24.86

Programming revenues (b)                     $136,839        $128,769      $114,383       $114,236        $99,231

----------------
(a)  Excludes pay-per-view event, commercial and TV GUIDE-TM- revenues.

(b)  Includes pay-per-view event, commercial and TV GUIDE revenues.

RESULTS OF OPERATIONS

REVENUE OVERVIEW. The Company's total revenues increased to $136.8 million for the quarter ended March 31, 1998, compared to $99.2 million for the comparable prior year period. The revenue increase was primarily attributable to a larger subscriber base.

REVENUES. The Company derives its revenues principally from monthly fees from subscribers for television programming. Revenues are primarily a function of the number of subscribers, the mix of programming packages selected by subscribers and the rates charged. The increase in revenues for the period was primarily attributable to the increase in the number of paying subscribers to approximately 1,799,000 at March 31, 1998, from approximately 1,378,000 at March 31, 1997, offset by the reduction in certain per subscriber rates, as described above.

Pay-per-view revenues, which vary with the number and type of events provided on a pay-per-view basis in any fiscal period, are included in the Company's total revenue. The revenues from such events are highly dependent on the type and number of pay-per-view events offered, and are expected to vary accordingly.

COST OF SALES AND GROSS MARGIN. Cost of sales consists of payments to programmers, which are based on the number of paying subscribers.
Programming costs also include the purchase of rights to broadcast event programming on a pay-per-view basis. The cost of programming increased to $84.7 million for the quarter ended March 31, 1998, compared to $64.9 million for the comparable prior year period. The increase in cost of programming was primarily the result of an increased number of subscribers from the
comparable prior year period.   The Company's gross margin percentage
increased to 38.1% for the quarter ended March 31, 1998, compared to 34.6% for the comparable prior year period. The increase reflects the fact that the Company's current programming offerings of premium channels carry higher margins than the basic channels, as well as the achievement of certain volume-based discounts in programming costs in the first quarter. Generally, gross margin percentage will vary based on the mix of programming packages taken by subscribers, the pay-per-view events, and the extent to which volume-based discounts from the Company's programming providers are realized.

OPERATING EXPENSE OVERVIEW. Total operating expenses increased to $62.3 million for the quarter ended March 31, 1998, compared to $57.9 million for the comparable prior year period. The increase was primarily attributable to the cost of providing the Company's services to a growing subscriber base, including increased marketing, customer service and general and administration expenses.

SELLING AND MARKETING. Selling and marketing costs include promotional and advertising costs, the costs of direct marketing and customer service and amounts expended pursuant to joint marketing efforts with other DSS broadcasting system participants. The Company's overall selling and marketing efforts also include the Manufacturer Incentive program, which is discussed below. Excluding Manufacturer Incentive program expenses, selling and marketing expenses were $27.2 million for the quarter ended March 31, 1998, compared to $23.4 million for the comparable prior year period. Expenses associated with the Company's telemarketing and direct mail marketing programs, which are directed at purchasers of DSS units who activate with the Company, have increased as the number of such DSS activations has increased.

MANUFACTURER INCENTIVE PROGRAM. Manufacturer Incentive program expense relates to financial incentive arrangements with certain manufacturers of DSS equipment. These arrangements have had the effect of contributing to certain DSS manufacturers lowering the price of DSS units. Such arrangements, which run for up to four years depending on manufacturer, commit the Company to pay the manufacturers over a five-year period from the date new DSS households are authorized to receive programming. The expense and liability for such future commitments are established and recorded upon activation of the related DSS unit. Manufacturer Incentive program expenses totaled $11.3 million for the quarter ended March 31, 1998, compared to $11.2 million in the comparable prior year period. While the expense level remained relatively constant on a quarter-to-quarter basis, the expense for the quarter ended March 31, 1998 reflects a temporary reduction of costs with one manufacturer in accordance with the arrangement with such manufacturer. The Company expects the total expense under the Manufacturer Incentive program to continue to be a significant component of the Company's operating expenses and cash flows.

GENERAL AND ADMINISTRATIVE. General and administrative costs include in-orbit and general insurance costs, billing and remittance processing, staff functions such as finance and information services, and administrative services provided by HBI. General and administrative expenses increased to $13.4 million for the quarter ended March 31, 1998, compared to $11.2 million for the comparable prior year period. The increase was primarily attributable to increased billing and remittance processing costs, resulting from the growth of the Company's subscriber base. In addition, the Company may incur increased costs for certain customer service and billing services due primarily to market conditions. Although total general and administrative costs have increased between the periods, elements of general and administrative expense have declined as a percent of revenues as certain of the expenses are fixed.

COMMISSIONS TO RETAILERS. Commissions to retailers consist of amounts paid by the Company to eligible DSS retailers whose customers become paying subscribers, and are intended to encourage retailers to promote the sale of DSS units and subscriptions to USSB programming. These expenses generally run for three years at decreasing rates for each subscriber year. As a result, commissions to retailers were $3.3 million for the quarter ended
March 31, 1998, compared to $3.8 million for the comparable prior year period.

ENGINEERING AND OPERATIONS. Engineering and operations expenses include the operation of the National Broadcast Center and the Auxiliary Broadcast Center, fees charged in connection with the operation of the conditional access system (determined by subscriber levels) and satellite telemetry, tracking and control expenses. Engineering and operations expenses were $3.3 million for the quarter ended March 31, 1998, compared to $3.7 million for the comparable prior year period. The prior year amount included additional expenses incurred by the Company in 1997 to upgrade the conditional access system.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses relate mainly to the Company's five-sixteenths ownership of DBS-1 and transmission equipment located both at the Company's National Broadcast Center and its Auxiliary Broadcast Center. Depreciation and amortization were $3.8 million for the quarter ended March 31, 1998, compared to $4.6 million for the comparable prior year period.

NET OPERATING LOSS. The Company recorded a net operating loss for the quarter ended March 31, 1998 of $10.1 million, compared to $23.6 million for the comparable prior year period.

INTEREST INCOME. Interest income for the quarter ended March 31, 1998 was $1.0 million compared to $1.2 million for the comparable prior year period.

NET LOSS. The Company recorded a net loss for the quarter ended March 31, 1998 of $9.1 million, compared to $22.5 million for the comparable prior year period.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES. Cash and cash equivalents increased to $83.7 million at March 31, 1998 from $68.6 million at December 31, 1997. The significant components of the changes in cash and cash equivalents were as follows (in millions):

                                                          Quarter Ended March 31
                                                          ----------------------
                                                              1998      1997
                                                              ----      ----
     Cash and cash equivalents, beginning of quarter         $68.6     $ 86.5

      Net loss                                                (9.1)     (22.5)
      Depreciation and amortization                            3.8        4.6
      Changes in operating items                              22.1       31.1
      Net capital expenditures                                (1.7)      (5.6)
      Other                                                      -        2.9
                                                             -----      -----

      Cash and cash equivalents, end of quarter              $83.7     $ 97.0
                                                             -----      -----
                                                             -----      -----

The increase in cash at March 31, 1998 primarily reflects the receipt of prepaid annual subscription renewals and the number of new subscribers added in the first quarter.

The Company expects the total expense under the Manufacturer Incentive program will continue to be a significant component of the Company's operating expenses and cash flows. As the level of retail DSS unit sales increases, the expense and cash flow related to this program will increase accordingly. However, management believes that the Company's current cash position and cash generated from operations is adequate to meet anticipated operating expenses through 1998. Management further believes that its cash balances will not be less than $35-40 million during the next twelve months, assuming that cash reserves are not utilized for any major capital expenditures.

The Company may require external financing for future major capital expenditures, such as the construction of a new satellite, DBS-4, at the 101DEG. west longitude orbital location or the cost of satellites at the 110DEG. and 148DEG. west longitude locations. Further, the Company may seek additional debt financing and/or lines of credit to support the expansion of any business opportunities that may develop at the 110DEG. or 148DEG. west longitude locations. The Company believes that such financing is available from a number of sources and is evaluating options which would provide additional flexibility in satisfying the Company's future financing needs.

WORKING CAPITAL. Working capital at March 31, 1998 was a negative $10.4 million, compared to a negative working capital of $8.3 million at December 31, 1997. This change resulted primarily from the Company's net loss and the increase in the current portion of the Manufacturer Incentive program obligation. Management expects that working capital will remain negative through 1998 as the Manufacturer Incentive program obligation increases with the growth of DSS households.

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

Part II, Item 1 of this Report on Form 10-Q contains additional information on these matters.

CAPITAL EXPENDITURES. Capital expenditures for the quarter ended March 31, 1998 totaled $1.7 million, consisting primarily of satellite deposits and purchased computer hardware and software. The Company is required to make progress payments under its contract with Lockheed Martin for satellite construction at the 110DEG. west longitude orbital location. If DBS-4 is built and put into operation at 101DEG. west longitude, the Company will also incur additional capital expenditures. Note 4 to the condensed consolidated financial statements contains additional information on this matter.

NET OPERATING LOSS CARRY FORWARD. At March 31, 1998, the Company's net operating loss carry forward was $309.3 million for federal tax purposes and $381.9 million for financial reporting purposes. The difference in loss carry forward primarily represents differing amounts of depreciation and Manufacturer Incentive program expense reported by the Company for tax and financial reporting purposes. Such carryforwards expire in the years 2000 through 2013.

YEAR 2000

The Company has analyzed the Year 2000 compliance issues related to its computer systems. To be Year 2000 compliant, computer systems that have time sensitive software must recognize a date using "00" as the year 2000 rather than the year 1900. Certain systems have been determined to be Year 2000 compliant. The Company is executing an implementation plan whereby all systems critical to managing the business will be made Year 2000 compliant, and is working with its customer service and billing vendor to assure that the vendor's systems will be Year 2000 compliant. The Company does not expect the cost to be incurred relating to Year 2000 issues to have a material effect on its results of operations.

SEASONALITY

Sales of DSS units appear to be subject to seasonal sales patterns experienced by the consumer electronics industry. As the Company's subscriber base has increased, it does not appear that seasonality has had a material effect on the Company's revenues to date, although seasonality may affect the rate of subscriber growth and the levels of prepaid subscriptions in any given quarter.

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

On December 4, 1997, the ITC determined not to review the Administrative Law Judge's determination. On January 8, 1998, PMC filed a Petition to Review this decision of the ITC in the Court of Appeals for the Federal Circuit. The Company intends to seek leave to intervene in this appeal.

In the second action, PMC filed a complaint in the United States District Court for the Northern District of California alleging, among other things, that USSB and DIRECTV directly infringe at least one claim of each of the three patents. PMC also alleges that USSB and DIRECTV have contributed to and induced the infringement of two of said patents by the other respondents.
PMC has alleged that the Company's infringement of the said patents is willful. PMC has requested an award of damages, that such damages be trebled, that the Company and the other respondents be enjoined from further infringement of said patents, and award of its attorneys' fees.

The Company denies that it has engaged in any acts of infringement, either directly or indirectly as alleged in PMC's complaint. Pursuant to a stipulated motion to stay the action pending the resolution of the ITC investigation described above, the district court entered an order to that effect.

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

IPPV alleges that the defendants, including DIRECTV, Inc. and the Company, have infringed several IPPV patents relating to parental control, pay-per-view and other features used in the DSS system. IPPV has requested the court to award IPPV damages, and to treble such damages. Four of the five IPPV patents in the suit have expired and the fifth will expire in 2002.

The Company has denied all material allegations in the complaint. While it is not possible to estimate the probable outcome of this proceeding at this time, management believes, based on advice of counsel, that it has valid defenses to IPPV's claims. The Company does not believe that IPPV is entitled to damages, and management intends to vigorously defend the action.

                               ITEM 2.  USE OF PROCEEDS

Subsequent to the Company's initial public offering, effective January 31, 1996 (Registration No. 33-99906), and pursuant to the requirements of the Securities Act of 1933, as amended and as then in effect, the Company filed an initial report on Form SR with the Securities and Exchange Commission ("SEC") on May 10, 1996 and amendments thereto on November 12, 1996 and May 12, 1997. Further information was reported in the Company's periodic reports filed with the SEC, commencing with its Report on Form 10-Q for the quarter ended September 30, 1997.

The following table sets forth the amount of direct or indirect payments to others from such effective date through March 31, 1998 which have changed since the most recently filed Report.

                                                            Direct or Indirect
               Use of Proceeds                              Payments to Others
               ---------------                              ------------------
Working Capital                                                  $31,820,034

Purchase and Installation of Machinery and Equipment              22,005,806
Temporary Investments
     Short Term Treasuries                                        55,000,000
     Cash                                                          1,401,935

                     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          10.33 Amendment No. 5, effective May 1, 1998, to Direct Broadcast Satellite Contract No. 104274-B between United States Satellite Broadcasting Company, Inc. and Lockheed Martin Corporation.(*)

          27.1      Financial Data Schedule

-----------
(*)Portions of this document were redacted and filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, in connection with the filing of this report on Form 10-Q.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 1998           UNITED STATES SATELLITE
                              BROADCASTING COMPANY, INC.

                              By:  /s/ Stanley E. Hubbard
                                   ----------------------------------------
                                   Stanley E. Hubbard
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


                              By:  /s/ Gerald D. Deeney
                                   ----------------------------------------
                                   Gerald D. Deeney
                                   Treasurer and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                 Index of Exhibits to Quarterly Report on Form 10-Q
                        For the Quarter Ended March 31, 1998


     Exhibit No.         Exhibit Description
     -----------         -------------------

     10.33 Amendment No. 5, effective May 1, 1998, to Direct Broadcast Satellite Contract No. 104274-B between United States Satellite Broadcasting Company, Inc. and Lockheed Martin Corporation.

     27.1                Financial Data Schedule