Form 10-Q
period 1998-06-30
UNITED STATES SATELLITE BROADCASTING CO INC
filed 1998-08-13
CIK 1004314

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                               ----------------

                                  FORM 10-Q

(Mark One)
     /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998

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
                                                    YES    X   NO
                                                         ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at August 5, 1998
             ------                             -----------------------------
     Class A Common Stock, $.0001 par value:              23,874,450
     Common Stock, $.0001 par value:                      65,936,325

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND
                                     SUBSIDIARIES
               REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998


                                        INDEX


                                                                         Page
                                                                         ----
PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Statements of Operations                       3

               Consolidated Balance Sheets                                 4

               Consolidated Statements of Cash Flows                       6

               Notes to Consolidated Interim Financial Statements          7

     Item 2.   Management's Discussion and Analysis                       12

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                          20

     Item 2.   Use of Proceeds                                            22

     Item 6.   Exhibits and Reports on Form 8-K                           22

                           PART I.  FINANCIAL INFORMATION

                           ITEM 1.  FINANCIAL STATEMENTS

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     UNAUDITED






                                                 For the Three Months               For the Six Months
                                                     Ended June 30                      Ended June 30
                                               -----------------------            -----------------------
                                                  1998           1997                1998           1997
                                               --------       --------            --------       --------
REVENUES                                       $132,710       $114,236            $269,549       $213,467
COST OF SALES                                    78,742         73,223             163,398        138,153
                                               --------       --------            --------       --------
GROSS MARGIN                                     53,968         41,013             106,151         75,314

OPERATING EXPENSES:
  Selling and marketing                          27,413         18,334              54,643         41,764
  Manufacturer Incentive                          9,260         12,812              20,570         23,967
  General and administrative                     14,191         11,695              27,628         22,940
  Commissions to retailers                        3,822          3,858               7,078          7,655
  Engineering and operations                      3,140           (216)              6,451          3,499
  Depreciation and amortization                   3,643          5,137               7,415          9,720
                                               --------       --------            --------       --------
     Net operating loss                          (7,501)       (10,607)            (17,634)       (34,231)

OTHER (INCOME) EXPENSE:
  Interest income                                (1,043)        (1,373)             (2,039)        (2,542)
  Other                                           1,432             49               1,424             44
                                               --------       --------            --------       --------
     Net loss                                   $(7,890)       $(9,283)           $(17,019)      $(31,733)
                                               --------       --------            --------       --------
                                               --------       --------            --------       --------
     Net loss per share - basic and diluted      $(0.09)        $(0.10)             $(0.19)        $(0.35)
                                               --------       --------            --------       --------
                                               --------       --------            --------       --------




The accompanying notes are an integral part of these consolidated financial statements.

         UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                        ASSETS


                                                                    June 30,       Dec. 31,
                                                                      1998           1997
                                                                  ---------      ---------
                                                                  (unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                    $  79,569      $  68,646
     Trade accounts receivable, net                                  36,528         44,992
     Prepaid expenses and other current assets                       10,458         11,832
                                                                  ---------      ---------
       Total current assets                                         126,555        125,470
                                                                  ---------      ---------

PROPERTY AND EQUIPMENT:
     Land                                                               351            351
     Buildings and improvements                                       5,106          5,075
     Equipment                                                      141,662        138,264
                                                                  ---------      ---------
                                                                    147,119        143,690
     Less - Accumulated depreciation                                (86,649)       (79,235)
                                                                  ---------      ---------
       Total property and equipment, net                             60,470         64,455
                                                                  ---------      ---------

OTHER ASSETS:
     Satellite deposits                                               7,300          8,380
     Long-term investments, consisting of U.S. Treasury
       securities and other                                           4,372          3,970
     Other                                                            3,732          4,035
                                                                  ---------      ---------
       Total other assets                                            15,404         16,385
                                                                  ---------      ---------
                                                                 $  202,429     $  206,310
                                                                  ---------      ---------
                                                                  ---------      ---------



The accompanying notes are an integral part of these consolidated financial statements.

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)





                                                                    June 30,      Dec. 31,
                                                                      1998          1997
                                                                  ----------    ----------
                                                                  (unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                           $  62,715      $  60,599
  Deferred revenue                                                   55,576         56,156
  Manufacturer Incentive obligation                                  21,066         17,023
                                                                  ----------    ----------
       Total current liabilities                                    139,357        133,778
                                                                  ----------    ----------
LONG TERM LIABILITIES
  Due to HBI                                                         10,000         10,000
  Manufacturer Incentive obligation                                  67,999         60,433
                                                                  ----------    ----------
       Total long term liabilities                                   77,999         70,433
                                                                  ----------    ----------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
  Preferred Stock, $.01 par value, 50 million shares
  authorized; none issued or outstanding                                  -              -
  Class A Common Stock -
       Participating, voting, $.0001 par value, 500 million
       shares authorized, 23,874,450 shares issued and
       outstanding at June 30, 1998 and 16,172,601 at
       December  31, 1997                                                 2              2
  Common Stock -
       Participating, voting, $.0001 par value, 100 million
       shares authorized, 65,936,325 shares issued and
       outstanding at June 30, 1998 and 73,638,174 at
       December 31, 1997                                                  7              7
  Additional paid-in capital                                        374,877        374,877
  Accumulated deficit                                              (389,796)      (372,777)
  Accumulated other comprehensive income (deficit)                      (17)           (10)
                                                                  ----------    ----------
       Total shareholders' equity (deficit)                         (14,927)         2,099
                                                                  ----------    ----------
                                                                 $  202,429     $  206,310
                                                                  ----------    ----------
                                                                  ----------    ----------



The accompanying notes are an integral part of these consolidated financial statements.

         UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS)

                                      UNAUDITED



                                                                               For the Six
                                                                               Months Ended
                                                                                June 30
                                                                     --------------------------------
                                                                          1998                1997
                                                                      ----------          ----------
OPERATING ACTIVITIES:
  Net Loss                                                            $  (17,019)         $  (31,733)
  Adjustments to reconcile net loss to net cash provided by
  operating activities -
     Depreciation and amortization                                         7,415               9,720
     Write-off of satellite deposits                                       1,430                 -
     Media credits utilized                                                    -                 (87)
     Change in operating items:
       Receivables and other current assets                                9,838                 136
       Accounts payable and accrued expenses                               2,116               9,350
       Deferred revenue                                                     (580)              5,120
       Manufacturer Incentive                                             11,609              22,144
       Other                                                                 293                (105)
                                                                      ----------          ----------
         Net cash provided by operating activities                        15,102              14,545
                                                                      ----------          ----------
INVESTING ACTIVITIES:
  Purchase of and deposits on equipment                                   (3,779)            (10,554)
  Proceeds from sale of long-term available-for-sale investment                -               3,000
  Purchase of investments                                                   (400)                -
                                                                      ----------          ----------
         Net cash used in investing activities                            (4,179)             (7,554)
                                                                      ----------          ----------
FINANCING ACTIVITIES:
  Repayments to affiliated companies, net                                      -                (145)
                                                                      ----------          ----------
         Net cash used in financing activities                                 -                (145)
                                                                      ----------          ----------
         Increase in cash and cash equivalents                            10,923               6,846

CASH AND CASH EQUIVALENTS, beginning of period                            68,646              86,518
                                                                      ----------          ----------
CASH AND CASH EQUIVALENTS, end of period                              $   79,569          $   93,364
                                                                      ----------          ----------
                                                                      ----------          ----------

SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid during the period for -
     Interest                                                         $      -            $      -
     Income taxes                                                            -                   -
                                                                      ----------          ----------
                                                                      ----------          ----------



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

Hubbard Broadcasting, Inc. ("HBI") beneficially owned 51.8% of the Company as of June 30, 1998 and December 31, 1997, and had approximately 68.1% of the combined voting power with respect to all matters submitted for the vote of all shareholders at June 30, 1998.

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

NOTE 3.   COMMITMENTS AND CONTINGENCIES:

REGULATORY MATTERS

USSB II, Inc. (a wholly owned subsidiary of the Company) holds a license from the Federal Communications Commission (the "FCC") to broadcast from five transponders at 101DEG. west longitude (the "License"). The Company must continue to maintain the License to operate its business. The License expires in June 2004 and is renewable at ten-year intervals. Although the Company expects to obtain such renewals in the ordinary course, there can be no assurance that such renewals will be granted.

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

The FCC also granted the Company a Construction Permit and Launch Authority (the "Permit"), held by USSB II, for satellites with three transponders at 110DEG. west longitude and eight transponders at 148DEG. west longitude. The Permit required the Company to comply with specified construction and launch schedules. On June 24, 1998, the Company voluntarily returned to the FCC its authorization for eight transponders at 148DEG. west longitude. This action has no effect on the status of the Company's Permit for the 110DEG. orbital location. The FCC has the authority to revoke the Permit for the 110DEG. orbital location if the Company fails to comply with the FCC schedule for construction and launch. In connection with the original Permit, the Company entered into satellite construction contracts with Lockheed Martin Astro Space Corp. ("Lockheed Martin") for the construction of the two satellites (see below). The Company anticipates that it will terminate its 148DEG. Contract (as defined below) as a result of returning its FCC authorization for eight transponders at 148DEG.
west longitude.

While the Company has generally been successful to date with respect to compliance with regulatory matters, there can be no assurance that the Company will succeed in obtaining and maintaining all requisite regulatory approvals for its operations.

LOCKHEED MARTIN ASTRO SPACE AGREEMENT

The Company originally entered into contracts with Lockheed Martin for the construction of direct broadcast satellites at the 110DEG. orbital location (the "110DEG. Contract") and at the 148DEG. orbital location (the "148DEG. Contract").

Under the 110DEG. Contract, as amended effective May 1, 1998, the Company is required to pay $76.2 million for satellite construction, of which $7.3 million has been paid through June 30, 1998. The contract also provides for payments for ongoing operations services and in-orbit performance incentive payments during the life of the satellite. In addition, substantial costs would be incurred to launch and insure the satellite.

While the 110DEG. Contract is cancelable in whole or in part at the option of the Company, such cancellation would require forfeiture of any deposits and progress payments made, plus additional penalties. If satellite construction proceeds as scheduled under the 110DEG. Contract, aggregate amounts due are as follows: $5.9 million through December 31, 1998 and $63.0 million in the year ended December 31, 1999.

As a result of returning its FCC authorization at 148DEG. west longitude on June 24, 1998, the Company recorded a non-cash charge of $1.4 million for the quarter ended June 30, 1998, reflecting the write-off of deposits which it had previously made. The Company anticipates that it will terminate its 148DEG. Contract as a result of returning its FCC authorization for eight transponders at 148DEG. west longitude.

ADVERTISING AND PROMOTIONS

The Company has entered into commitments to purchase or participate in joint purchases of broadcast, print and other media for advertising and promotional purposes. At June 30, 1998, such commitments totaled $13.7 million due through December 31, 1998, all of which are noncancelable.

INSURANCE

The Company maintains business interruption and in-orbit insurance coverages at levels management considers necessary to address the normal risks of operating via communications satellite, including damage, destruction or failure of the satellite or its transponders. Additionally, the Company maintains general liability and directors' and officers' insurance coverages.

SATELLITE

All of the Company's programming is carried on a single satellite, DBS-1, which the Company co-owns with DIRECTV, Inc., a subsidiary of Hughes Electronics Corporation. As reported, a spacecraft control processor ("SCP") aboard the DBS-1 satellite failed on July 4, 1998, and control of DBS-1 was automatically switched to the spare SCP without interruption of service. No agreement has been reached with DIRECTV as to how USSB's services would be integrated into a reduced offering of DSS signals if DBS-1 were to fail. The Company will continue to work with DIRECTV on a plan to maximize the consumer proposition of the DSS system in such event. In addition, there can be no assurance that, if a replacement for DBS-1 were to be needed in the future, such a replacement would be available when required or, if available, that it would be on terms acceptable to the Company.

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

MANUFACTURER INCENTIVE PROGRAM

On August 26, 1996, the Company, together with DIRECTV, Inc. (the Company's DSS partner), announced that it had entered into financial incentive arrangements with certain manufacturers of DSS equipment to assist these manufacturers in lowering the price of DSS units. Such arrangements, which run for up to four years depending on manufacturer, commit the Company to pay the manufacturers over a five-year period from the date new DSS households are authorized to receive programming. The expense and liability for such future commitments are established and recorded upon activation of the related DSS unit. In the quarter and six months ended June 30, 1998, the Company charged to expense $9.3 million and $20.6 million, respectively, representing the full amount of those future obligations for the Manufacturer Incentive program for the sale of DSS units to new households. Cash paid in the quarter and six months ended June 30, 1998 totaled $5.0 million and $9.0 million, respectively, and future payment obligations (all of which have been previously charged to expense) totaled $89.1 million at June 30, 1998.

While the amounts to be incurred in the future by the Company under these arrangements cannot be precisely estimated, the Company expects that as the level of retail DSS unit sales increase, the expense and cash flow related to these arrangements will increase accordingly.

THIRD PARTY VENDOR

The Company's agreement with its third party customer service and billing provider was modified during the second quarter to provide financial incentives aimed at improving customer retention, expanding existing capabilities, and enhancing the overall performance for each party. The Company has begun to incur increased costs as a result of this modification.

NOTE 4.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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



                                                       For The Quarter            For the Six Months Ended
                                                       ---------------            ------------------------
                                                         Ended June 30                    June 30,
                                                         -------------                    --------
                                                        1998        1997             1998           1997
                                                      -------     -------         --------       ---------
Net loss                                             $(7,890)    $(9,283)         $(17,019)      $(31,733)
Weighted average number of common shares
     outstanding - basic                              89,811      89,811            89,811         89,811
Dilutive effect of option plans                           --          --                --             --
                                                      -------     -------         --------       ---------
Common and common equivalent shares outstanding
     - diluted                                        89,811      89,811            89,811         89,811
                                                      -------     -------         --------       ---------
Net loss per share - basic and diluted                 $(.09)      $(.10)            $(.19)         $(.35)
                                                      -------     -------         --------       ---------
                                                      -------     -------         --------       ---------



In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company will be required to adopt SFAS No. 133 no later than January 1, 2000.

The Company has not entered into any derivative financial instruments as of June 30, 1998. As a result, adoption of SFAS No. 133 would currently have no impact on the Company. In the future, if the Company were to enter into derivative financial instruments which are covered by SFAS No. 133, volatility in earnings and other comprehensive income could be increased.

NOTE 5.   CHANGE IN FISCAL YEAR:

On September 4, 1997, the Board of Directors of the Company voted to change the Company's fiscal year end from June 30 to December 31, beginning with a six month transition period which ended on December 31, 1997. The accompanying financial statements have been recast to conform to the new calendar year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

Forward-looking statements in this Report on Form 10-Q (statements which are phrased in terms of anticipation, expectation, belief or the like or which refer to future events, developments or conditions) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty and that the Company faces a number of risks as it continues to develop its commercial operations. There are certain important factors that could cause results to differ materially from those anticipated by the statements made herein. Several of these factors are discussed under the headings "Overview" and "Risk Factors" in this Item 2.

OVERVIEW

The Company provides subscription television programming via a high-power direct broadcast satellite ("DBS") to households throughout the continental United States. The Company broadcasts a high quality digital television signal using the Digital Satellite System ("DSS"). The Company's programming is available to customers who have a DSS unit, which consists of an 18-inch satellite dish, a receiver/decoder and a remote control. At June 30, 1998, approximately 3.78 million households were authorized to receive DSS service ("DSS households"), up from 3.59 million at March 31, 1998. All of the Company's gross revenues and operating assets relate to the Company's activities in this industry.

The Company commenced commercial operations in June 1994 and has not generated net earnings to date. The Company achieved positive adjusted cash flow of approximately $400,000 and $1.4 million (defined as earnings before interest, taxes, depreciation, amortization and the non-cash component of the Manufacturer Incentive program) for the quarter and six months ended June 30, 1998. Management does not expect to achieve positive adjusted cash flow for the full year 1998. Management also expects that net losses will continue into 1999 as the Company continues to incur substantial marketing expenses (including Manufacturer Incentive program expenses) in order to build its subscriber base. However, management anticipates that the Company will achieve positive adjusted cash flow for the full year 1999 and will generate net income during the year 2000. Reaching these expectations will depend, in part, on subscriber growth and retention at levels greater than the Company experienced in the second quarter.

As part of its ongoing strategy to focus on premium movie entertainment and to simplify the DSS offering at retail, the Company and DIRECTV integrated the basic channels carried by USSB into DIRECTV's programming line-up and the Company added two new commercial-free premium movie channels during the first quarter of 1998. The ultimate impact of these developments depends on many factors, including consumer reaction to the Company's all-premium movie channel line-up. Management believes that the Company's customer base continued to adjust to the programming changes during the second quarter, and anticipates that the Company may continue to experience the effects of these programming changes at least through the third quarter.

SUMMARY OF SUBSCRIBER AND REVENUE DATA

Management currently measures the Company's performance by two key measures: subscriber base and revenues.

The number of USSB paying subscribers grew to approximately 1,842,000 at June 30, 1998 from approximately 1,799,000 at March 31, 1998. Approximately 111,000 additional households were receiving a free promotional month of USSB programming as of June 30, 1998.

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


SUBSCRIBER BASE:
(In thousands)


                                                        Total USSB
                                                          Paying                              Percent of
                                                        Subscribers                              USSB
For the           USSB                  USSB                and               USSB            Convertible         Estimated
Quarter          Paying             Promotional         Promotional        Convertible        Households            DSS
 Ended        Subscribers (a)      Activations (b)      Activations       Households (c)      Served (d)        Households (e)
--------      ---------------      ---------------      -----------       --------------      -----------       --------------
June 30,
 1997            1,455                  75               1,530              2,289                64%        ||     2,651
Sept. 30,                                                                                                   ||
 1997            1,584                 113               1,697              2,462                64%        ||     2,887
Dec. 31,                                                                                                    ||
 1997            1,740                 215               1,955              2,757                63%        ||     3,318
March 31,                                                                                                   ||
 1998            1,799                 106               1,905              3,128                58%        ||     3,595
June 30,                                                                                                    ||
 1998            1,842                 111               1,953              3,312                56%        ||     3,784



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

As of June 30, 1998, the Company achieved a penetration of convertible households of approximately 56 percent. The reduction in the penetration percentage compared to previous quarters was impacted by the integration of the basic channels described above, including the loss of 72,000 USSB customers in the prior quarter who subscribed only to the basic channels. For the current quarter, the Company's subscriber base increased by 43,000 subscribers.

The Company's per subscriber and total revenues are shown below for the periods indicated. From time to time, the Company engages in certain promotional activities, which include special rates for limited periods, which could result in lower average per subscriber revenues for such periods. In the quarter ended June 30, 1998, per subscriber revenues were also affected by a full quarter's impact of the reduction in subscription rates implemented by the Company on March 10, 1998 for certain programming packages, as part of the basic channels integration. The Company expects that average per subscriber revenue will continue to decline during 1998.


REVENUES:
(In thousands, except per subscriber data)


                                                                    FOR THE QUARTER ENDED
                                           JUNE 30           MARCH 31             DEC. 31            SEPT. 30           JUNE 30
                                             1998              1998                 1997               1997              1997
                                          --------           --------             --------           --------           --------
Average monthly subscription revenue
  per paying subscriber (a)                $23.60             $24.22               $24.66             $24.71             $24.86

Programming revenues (b)                  $132,710           $136,839             $128,769           $114,383           $114,236


-------------------
(a)  Excludes pay-per-view event, commercial and TV GUIDE-TM- revenues.
(b)  Includes pay-per-view event, commercial and TV GUIDE revenues.

RESULTS OF OPERATIONS

REVENUE OVERVIEW. The Company's total revenues increased to $132.7 million and $269.5 million for the quarter and six months ended June 30, 1998, compared to $114.2 million and $213.5 million for the comparable prior year periods. The revenue increase was primarily attributable to a larger subscriber base, offset by generally reduced subscription prices which were implemented March 10, 1998 in conjunction with the integration of the basic channels.

REVENUES. The Company derives its revenues principally from monthly fees from subscribers for television programming. Revenues are primarily a function of the number of subscribers, the mix of programming packages selected by subscribers and the rates charged. The increase in revenues for both periods were primarily attributable to the increase in the number of paying subscribers to approximately 1,842,000 at June 30, 1998, from approximately 1,455,000 at June 30, 1997, offset by the reduction in certain per subscriber rates, as described above.

Pay-per-view revenues, which vary with the number and type of events provided on a pay-per-view basis in any fiscal period, are included in the Company's total revenue. The revenues from such events are highly dependent on the type and number of pay-per-view events offered, and are expected to vary accordingly. Revenue for the quarter and six months ended June 30, 1997 included $8.3 million attributable to the Holyfield vs. Tyson boxing event, which was held on June 28, 1997. There were no similar events held in the comparable periods in 1998.

COST OF SALES AND GROSS MARGIN. Cost of sales consists of payments to programmers. Programming costs also include the purchase of rights to broadcast event programming on a pay-per-view basis. The cost of programming increased to $78.7 million for the quarter and $163.4 million for the six months ended June 30, 1998, compared to $73.2 million and $138.2 million for the comparable prior year periods. The increase in cost of programming was primarily the result of an increased number of subscribers from the comparable prior year period. The cost of programming for the quarter and six months ended June 30, 1997 included
the cost of the Holyfield vs. Tyson event noted above.   The Company's gross
margin percentage increased to

40.7% for the quarter and 39.4% for the six months ended June 30, 1998, compared to 35.9% and 35.3% for the comparable prior year periods. The increase reflects the fact that the Company's current programming offerings of premium channels carry higher margins than the basic channels, as well as the achievement of certain volume-based discounts in programming costs in 1998. Generally, gross margin percentage will vary based on the mix of programming packages taken by subscribers, the pay-per-view events, and the extent to which volume-based discounts from the Company's programming providers are realized.

OPERATING EXPENSE OVERVIEW. Total operating expenses increased to $61.5 million and $123.8 million for the quarter and six months ended June 30, 1998, compared to $51.6 and $109.5 million for the comparable prior year periods. The increase was primarily attributable to the cost of providing the Company's services to a growing subscriber base, including increased marketing, customer service and general and administration expenses.

SELLING AND MARKETING. Selling and marketing costs include promotional and advertising costs, the costs of direct marketing and customer service and amounts expended pursuant to joint marketing efforts with other DSS broadcasting system participants. The Company's overall selling and marketing efforts also include the Manufacturer Incentive program, which is discussed below. Excluding Manufacturer Incentive program expenses, selling and marketing expenses were $27.4 million and $54.6 million for the quarter and six months ended June 30, 1998, compared to $18.3 million and $41.8 million for the comparable prior year periods. Expenses associated with the Company's customer service, telemarketing and direct mail marketing programs, which are directed at purchasers of DSS units who activate with the Company, have increased as the number of such DSS activations has increased. In addition, the Company has incurred increased costs under recently modified arrangements with its third-party customer service provider.

MANUFACTURER INCENTIVE PROGRAM. Manufacturer Incentive program expense relates to financial incentive arrangements with certain manufacturers of DSS equipment. These arrangements have had the effect of contributing to certain DSS manufacturers lowering the price of DSS units. Such arrangements commit the Company to pay the manufacturers over a five-year period from the date new DSS households are authorized to receive programming. The expense and liability for such future commitments are established and recorded upon activation of the related DSS unit. Manufacturer Incentive program expenses totaled $9.3 million and $20.6 million for the quarter and six months ended June 30, 1998, compared to $12.8 million and $24.0 million in the comparable prior year periods. The decrease in Manufacturer Incentive program expense for both periods primarily results from lower rates with one manufacturer and a temporary reduction of costs with another manufacturer in accordance with the arrangement with such manufacturer. The Company expects the total expense under the Manufacturer Incentive program to continue to be a significant component of the Company's operating expenses and cash flows.

GENERAL AND ADMINISTRATIVE. General and administrative costs include in-orbit and general insurance costs, billing and remittance processing, staff functions such as finance and information services, and administrative services provided by HBI. General and administrative expenses increased to $14.2 million and $27.6 million for the quarter and six months ended June 30, 1998, compared to $11.7 million and $22.9 million for the comparable prior year periods. The increase was primarily attributable to increased billing and remittance processing costs, resulting from the growth of the Company's subscriber base. In addition, the Company has incurred increased costs for certain billing services under recently modified arrangements with its third-party billing services provider. Although total general and administrative costs have increased between the periods, elements of general and administrative expense have declined as a percent of revenues as certain of the expenses are fixed.

COMMISSIONS TO RETAILERS. Commissions to retailers consist of amounts paid by the Company to eligible DSS retailers whose customers become paying subscribers, and are intended to encourage retailers to promote the sale of DSS units and subscriptions to USSB programming. These expenses generally run for three years at decreasing rates for each subscriber year. As a result, commissions to retailers were $3.8 million and $7.1 million for the quarter and six months ended June 30, 1998, compared to $3.9 million and $7.7 million for the comparable prior year periods.

ENGINEERING AND OPERATIONS. Engineering and operations expenses include the operation of the National Broadcast Center and the Auxiliary Broadcast Center, fees charged in connection with the operation of the conditional access system (determined by subscriber levels) and satellite telemetry, tracking and control expenses. Engineering and operations expenses were $3.1 million and $6.5 million for the quarter and six months ended June 30, 1998, compared to ($216,000) and $3.5 million for the comparable prior year periods. The second quarter 1997 amount included a $2.6 million positive adjustment to the previously recorded expense of a security card changeout program, which was completed at a cost less than previously estimated.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses relate mainly to the Company's five-sixteenths ownership of DBS-1 and transmission equipment located both at the Company's National Broadcast Center and its Auxiliary Broadcast Center. Depreciation and amortization were $3.6 million and $7.4 million for the quarter and six months ended June 30, 1998, compared to $5.1 million and $9.7 million for the comparable prior year periods. Since the Company depreciates DBS-1 on an accelerated basis, its depreciation expense will decline over time.

NET LOSS. The Company recorded a net loss of $7.9 million for the quarter and $17.0 million for the six months ended June 30, 1998, compared to $9.3 million and $31.7 million for the comparable prior year periods. Included in the net loss for the quarter and six months ended June 30, 1998 is a non-cash charge of $1.4 million reflecting the write-off of satellite construction deposits which it had previously made in connection with its 148DEG. orbital location.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES. Cash and cash equivalents increased to $79.6 million at June 30, 1998 from $68.6 million at December 31, 1997. The Company's cash flow from operations is primarily impacted by the net loss, depreciation and amortization, and the non-cash component of the Manufacturer Incentive program. In addition, cash and cash equivalents may fluctuate based upon subscriber growth and the timing of annual subscription renewals. The Company utilizes this cash flow to further develop its business, including marketing initiatives and capital expenditures.

The increase in cash at June 30, 1998 from December 31, 1997 primarily reflects the operating results of the Company, including the increase in the non-cash portion of the Manufacturer Incentive program, and the receipt of prepaid annual subscription renewals. Management believes that the Company's current cash position and cash generated from operations is adequate to meet anticipated operating expenses through 1998. Management further believes that its cash balances will not be less than $35-40 million during the next twelve months, assuming that cash reserves are not utilized for any major capital expenditures.

The Company may require external financing for future major capital expenditures, such as the construction of a new satellite, DBS-4, or a replacement satellite for DBS-1, at the 101DEG. west longitude orbital location. The Company believes that such financing is available from a number of sources and is evaluating options which would provide additional flexibility in satisfying the Company's future financing needs, if any.

The Company continues to seek to develop a business plan to include the proper set of strategic and financial partners for a separate business at the 110DEG. west longitude location. The Company expects that it will need to determine whether to proceed with any such opportunity prior to the end of 1998 in order to satisfy the requirements of the FCC.

WORKING CAPITAL. Working capital at June 30, 1998 was a negative $12.8 million, compared to a negative working capital of $8.3 million at December 31, 1997. This change resulted primarily from the Company's net loss and the increase in the current portion of the Manufacturer Incentive program obligation.
Management expects that working capital will remain negative through 1998 as the Manufacturer Incentive program obligation increases with the growth of DSS households.

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

CAPITAL EXPENDITURES. Capital expenditures for the quarter and six months ended June 30, 1998 totaled $2.1 million and $3.8 million, respectively, consisting primarily of satellite deposits and purchased computer hardware and software. The Company is required to make progress payments under its contract with Lockheed Martin for satellite construction at the 110DEG. west longitude orbital location. If DBS-4 is built and put into operation at 101DEG. west longitude, or if a replacement satellite for DBS-1 is required, the Company will also incur additional capital expenditures. Note 3 to the condensed consolidated financial statements contains additional information on this matter.

NET OPERATING LOSS CARRY FORWARD. At June 30, 1998, the Company's net operating loss carry forward was $313.8 million for federal tax purposes and $389.8 million for financial reporting purposes. The difference in loss carry forward primarily represents differing amounts of depreciation and Manufacturer Incentive program expense reported by the Company for tax and financial reporting purposes. Such carryforwards expire in the years 2000 through 2013.

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

SEASONALITY

Sales of DSS units have been subject to seasonal sales patterns experienced by the consumer electronics industry. As the Company's subscriber base has increased, it does not appear that seasonality has had a material effect on the Company's revenues to date, although seasonality may affect the rate of subscriber growth and the levels of prepaid subscriptions in any given quarter.

RISK FACTORS

There are certain important factors that could cause results to differ materially from those anticipated by the statements made in this Report on Form 10-Q. Such factors include the uncertain level of ultimate demand for the DSS system and USSB's programming, the effects of changes in USSB's and DIRECTV's programming offerings, including consumer reaction to USSB's revised channel line-up, and USSB's continuing ability to offer competitive programming.

In addition, competitive issues, including changes by other DBS competitors to their product offerings and pricing strategies, and the effect of digital cable programming and digital broadcast television service, which may be used for multichannel programming or high definition television (HDTV), and the entry of new competitors into video programming, such as electric utilities and regional operating telephone companies could adversely affect the Company. The Company anticipates that other DBS satellites will be launched at the 110DEG. west longitude and other orbital locations, increasing the number of competitors in the satellite broadcasting market.

All of the Company's programming is carried on a single satellite, DBS-1, which the Company co-owns with DIRECTV, Inc., a subsidiary of Hughes Electronics Corporation. As reported, a spacecraft control processor ("SCP") aboard the DBS-1 satellite failed on July 4, 1998, and control of DBS-1 was automatically switched to the spare SCP without interruption of service. If the spare SCP were to fail, the Company could not provide programming services using DBS-1.
No agreement has been reached with DIRECTV as to how USSB's services would be integrated into a reduced offering of DSS signals from other satellites at the 101DEG. orbital location if DBS-1 were to fail. The Company has had discussions with DIRECTV and will continue to work with DIRECTV on a plan to maximize the consumer proposition of the DSS system in such event. There can be no assurance that such plan would carry every network or every channel of the multichannel networks currently carried by the Company. In addition, there can be no assurance that, if a replacement for DBS-1 were to be needed in the future, such a replacement would be available when required or, if available, that it would be on terms acceptable to the Company. The Company and DIRECTV share many relationships, and a lack of continued cooperation between the two companies may have an adverse impact.

The Company is also dependent on third-party programmers, and on vendors, including those providing customer service and billing, and on the continued effectiveness of the security and signal encryption features of the DSS system. The Company is also subject to the effects of, and costs associated with, litigation involving the technology and the intellectual property associated with the DSS system.

Such factors as increases in costs, including programming costs, in excess of those anticipated by the Company; sufficient availability of DSS units at retail; potentially adverse governmental regulation and actions; and overall economic conditions may also adversely affect the Company. The Telecommunications Act of 1996 significantly deregulated the telecommunications industry. The effect of such deregulation on the Company's business, results of
operations and financial condition cannot be predicted.   See Part I, Item 1,
"Business - Competition" of the Company's Report on Form 10-K for the Transition Period ended December 31, 1997 for a further discussion of certain of these risks.

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

On December 4, 1997, the ITC determined not to review the Administrative Law Judge's determination. On January 8, 1998, PMC filed a Petition to Review this decision of the ITC in the Court of Appeals for the Federal Circuit. The Company was granted leave to intervene in this appeal and the appeal has been set for oral argument on September 10, 1998.

In the second action, PMC filed a complaint in the United States District Court for the Northern District of California alleging, among other things, that USSB and DIRECTV directly infringe at least one claim of each of three patents. PMC also alleges that USSB and DIRECTV have contributed to and induced the infringement of two of said patents by the other respondents. PMC has alleged that the Company's infringement of the said patents is willful. PMC has requested an award of damages, that such damages be trebled, that the Company and the other respondents be enjoined from further infringement of said patents, and award of its attorneys' fees.

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

IPPV alleges that the defendants, including DIRECTV, Inc. and the Company, have infringed five IPPV patents relating to parental control, pay-per-view and other features used in the DSS system. IPPV has requested the court to award IPPV damages, and to treble such damages. Four of the five IPPV patents in the suit have expired and the fifth will expire in 2002.

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

The following table sets forth the amount of direct or indirect payments to others from such effective date through June 30, 1998 which have changed since the most recently filed Report.



            Use of Proceeds                              Direct or Indirect Payments to Others
            --------------                               -------------------------------------
Working Capital                                                          $31,820,034

Purchase and Installation of Machinery and Equipment                      24,118,967
Temporary Investments
     Short Term Treasuries                                                54,288,774
     Cash                                                                          -




                      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          10.5 Amendment dated June 8, 1998 between ADS Alliance Data Systems Inc. and United States Satellite Broadcasting Company, Inc., to Processing Agreement dated March 5, 1993 between JCPenney Business Services Inc. and United States Satellite Broadcasting Company, Inc.(*)

          10.34 Amendment No. 1 to the Administrative Services Agreement by and between United States Satellite Broadcasting Company, Inc. and Hubbard Broadcasting, Inc., effective July 1, 1998.

          27.1      Financial Data Schedule

          99.2      Additional Exhibit; Report on Form 8-K dated July 13, 1998

     b.   Report on Form 8-K

          The Company filed a Report on Form 8-K dated July 8, 1998 describing, under Item 5, Other Events, the announcement by DIRECTV, Inc. that a spacecraft control processor aboard the DBS-1 satellite manufactured by Hughes Communications Galaxy, Inc. failed on July 4, 1998.

------------------
(*) Portions of this document were redacted and filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, in connection with the filing of this Report on Form 10-Q.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: August 13, 1998             UNITED STATES SATELLITE
                                   BROADCASTING COMPANY, INC.


                                   By:  /s/ Stanley E. Hubbard
                                        --------------------------------------
                                        Stanley E. Hubbard
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                   By:  /s/ Bernard J. Weiss
                                        --------------------------------------
                                        Bernard J. Weiss
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                  Index of Exhibits to Quarterly Report on Form 10-Q
                         For the Quarter Ended June 30, 1998


     Exhibit No.    Exhibit Description
     -----------    -------------------
     10.5           Amendment dated June 8, 1998 between ADS Alliance Data
                    Systems Inc. and United States Satellite Broadcasting
                    Company, Inc., to Processing Agreement dated March 5, 1993 between JCPenney Business Services Inc. and United States
                    Satellite Broadcasting Company, Inc. (*)

     10.34 Amendment No. 1 to the Administrative Services Agreement by and between United States Satellite Broadcasting Company,
                    Inc. and Hubbard Broadcasting, Inc., effective July 1, 1998.

     27.1           Financial Data Schedule

     99.2           Report on Form 8-K



----------------------------
(*) Portions of this document were redacted and filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, in connection with the filing of this Report on Form 10-Q.