Form 10-Q
period 1998-09-30
UNITED STATES SATELLITE BROADCASTING CO INC
filed 1998-11-13
CIK 1004314

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

                  For the quarterly period ended September 30, 1998

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

                                        N/A
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           YES      X      NO
                                                  ---------      ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at November 9, 1998
               -----                         -------------------------------
Class A Common Stock, $.0001 par value:             28,941,950
Common Stock, $.0001 par value:                     60,868,825

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
            REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998


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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED


                                                         For the Three Months                       For the Nine Months
                                                          Ended September 30                         Ended September 30
                                                   ----------------------------------        -----------------------------------
                                                        1998              1997                    1998                1997
                                                   ---------------   ----------------        ---------------     ---------------
REVENUES                                                $ 136,567          $ 114,383              $ 406,116           $ 327,850
COST OF SALES                                              80,225             73,557                243,623             211,710
                                                   ---------------   ----------------        ---------------     ---------------
GROSS MARGIN                                               56,342             40,826                162,493             116,140

OPERATING EXPENSES:
    Selling and marketing                                  28,789             30,245                 83,432              72,009
    Manufacturer Incentive                                 12,794             17,916                 33,364              41,883
    General and administrative                             13,490             11,607                 41,118              34,547
    Commissions to retailers                                3,254              3,462                 10,332              11,117
    Engineering and operations                              3,395              2,549                  9,846               6,048
    Depreciation and amortization                           4,482              4,303                 11,897              14,023
                                                   ---------------   ----------------        ---------------     ---------------
        Net operating loss                                 (9,862)           (29,256)               (27,496)            (63,487)

OTHER (INCOME) EXPENSE:
    Interest income                                        (1,064)            (1,218)                (3,103)             (3,760)
    Other                                                     (68)               109                  1,356                 153
                                                   ---------------   ----------------        ---------------     ---------------
        Net loss                                         $ (8,730)         $ (28,147)             $ (25,749)          $ (59,880)
                                                   ---------------   ----------------        ---------------     ---------------
                                                   ---------------   ----------------        ---------------     ---------------
        Net loss per share - basic and diluted           $  (0.10)         $   (0.31)             $   (0.29)          $   (0.67)
                                                   ---------------   ----------------        ---------------     ---------------
                                                   ---------------   ----------------        ---------------     ---------------


The accompanying notes are an integral part of these consolidated financial statements.

       UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                   Sept. 30,            Dec. 31,
                                                                      1998                1997
                                                               -------------------   ----------------
                                                                  (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                             $ 72,455           $ 68,646
   Trade accounts receivable, net                                          41,105             44,992
   Prepaid expenses and other current assets                                8,521             11,832
                                                               -------------------   ----------------
       Total current assets                                               122,081            125,470
                                                               -------------------   ----------------

PROPERTY AND EQUIPMENT:
   Land                                                                       351                351
   Buildings and improvements                                               5,106              5,075
   Equipment                                                              145,820            138,264
                                                               -------------------   ----------------
                                                                          151,277            143,690
   Less - Accumulated depreciation                                        (91,130)           (79,235)
                                                               -------------------   ----------------
       Total property and equipment, net                                   60,147             64,455
                                                               -------------------   ----------------

OTHER ASSETS:
   Satellite deposits                                                       7,450              8,380
   Long-term investments, consisting of U.S. Treasury
      securities and other                                                  4,504              3,970
   Other                                                                    3,641              4,035
                                                               -------------------   ----------------
       Total other assets                                                  15,595             16,385
                                                               -------------------   ----------------

                                                                        $ 197,823          $ 206,310
                                                               -------------------   ----------------
                                                               -------------------   ----------------

      The accompanying notes are an integral part of these consolidated financial statements.

       UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                            Sept. 30,            Dec. 31,
                                                                               1998                1997
                                                                         -----------------    ---------------
                                                                           (unaudited)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                         $ 63,396           $ 60,599
   Deferred revenue                                                                51,394             56,156
   Manufacturer Incentive obligation                                               23,635             17,023
                                                                         -----------------    ---------------
       Total current liabilities                                                  138,425            133,778
                                                                         -----------------    ---------------
LONG TERM LIABILITIES
   Due to HBI                                                                      10,000             10,000
   Manufacturer Incentive obligation                                               73,026             60,433
                                                                         -----------------    ---------------
       Total long term liabilities                                                 83,026             70,433
                                                                         -----------------    ---------------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
   Preferred Stock, $.01 par value, 50 million shares
    authorized; none issued or outstanding                                            -                  -
   Class A Common Stock -
       Participating, voting, $.0001 par value, 500 million shares authorized, 28,941,950 shares issued and outstanding at
       September 30, 1998 and 16,172,601 at
       December  31, 1997                                                               2                  2
   Common Stock -
       Participating, voting, $.0001 par value, 100 million shares authorized, 60,868,825 shares issued and outstanding at
       September 30, 1998 and 73,638,174 at
       December 31, 1997                                                                7                  7
   Additional paid-in capital                                                     374,877            374,877
   Accumulated deficit                                                           (398,525)          (372,777)
   Accumulated other comprehensive income (deficit)                                    11                (10)
                                                                         -----------------    ---------------
       Total shareholders' equity (deficit)                                       (23,628)             2,099
                                                                         -----------------    ---------------
                                                                                $ 197,823          $ 206,310
                                                                         -----------------    ---------------
                                                                         -----------------    ---------------


       The accompanying notes are an integral part of these consolidated financial statements.

       UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                          For the Nine
                                                                                          Months Ended
                                                                                          September 30
                                                                               ------------------------------------
                                                                                    1998                1997
                                                                               ----------------    ----------------
OPERATING ACTIVITIES:
   Net Loss                                                                          $ (25,749)          $ (59,880)
   Adjustments to reconcile net loss to net cash provided by
     operating activities -
      Depreciation and amortization                                                     11,897              14,023
      Write-off of satellite deposits                                                    1,430                 -
      Media credits utilized                                                               -                   (84)
      Change in operating items:
          Receivables and other current assets                                           7,198                 594
          Accounts payable and accrued expenses                                          2,797               5,108
          Deferred revenue                                                              (4,762)              5,272
          Manufacturer Incentive                                                        19,205              38,027
          Other                                                                            380                (106)
                                                                               ----------------    ----------------
               Net cash provided by operating activities                                12,396               2,954
                                                                               ----------------    ----------------
INVESTING ACTIVITIES:
   Purchase of and deposits on equipment                                                (8,087)            (13,020)
   Proceeds from sale of long-term available-for-sale investment                           -                 3,000
   Purchase of investments                                                                (500)                -
                                                                               ----------------    ----------------
              Net cash used in investing activities                                     (8,587)            (10,020)
                                                                               ----------------    ----------------
FINANCING ACTIVITIES:
   Repayments to affiliated companies, net                                                 -                  (527)
                                                                               ----------------    ----------------
               Net cash used in financing activities                                       -                  (527)
                                                                               ----------------    ----------------
               Increase in cash and cash equivalents                                     3,809              (7,593)

CASH AND CASH EQUIVALENTS, beginning of period                                          68,646              86,518
                                                                               ----------------    ----------------
CASH AND CASH EQUIVALENTS, end of period                                             $  72,455           $  78,925
                                                                               ----------------    ----------------
                                                                               ----------------    ----------------

SUPPLEMENTARY CASH FLOW INFORMATION:
   Cash paid during the period for -
      Interest                                                                       $     -             $     -
      Income taxes                                                                         -                   -
                                                                               ----------------    ----------------
                                                                               ----------------    ----------------


          The accompanying notes are an integral part of these consolidated financial statements.

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS


NOTE 1.   ORGANIZATION:

United States Satellite Broadcasting Company, Inc. and Subsidiaries ("USSB" or the "Company") provide subscription television programming via a high-power direct broadcast satellite ("DBS") to households throughout the continental United States. The Company broadcasts a high quality digital television signal using a digital satellite system ("DIRECTV/USSB system"). The Company's programming is available to customers who have a DIRECTV/USSB system, which consists of an 18-inch satellite dish, a receiver/decoder and a remote control. All of the Company's gross revenues and identifiable assets relate to the Company's activities in this industry.

Hubbard Broadcasting, Inc. ("HBI") beneficially owned 51.8% of the Company as of September 30, 1998 and December 31, 1997, and had approximately 73.0% of the total voting power at September 30, 1998.

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

Under the 110DEG. Contract, as amended effective November 1, 1998, the Company is required to pay $76.2 million for satellite construction, of which $7.5 million has been paid through September 30, 1998. The contract also provides for payments for ongoing operations services and in-orbit performance incentive payments during the life of the satellite. In addition, substantial costs would be incurred to launch and insure the satellite.

While the 110DEG. Contract is cancelable in whole or in part at the option of the Company, such cancellation would require forfeiture of all deposits and progress payments made, plus additional penalties. If satellite construction proceeds as scheduled under the 110DEG. Contract, aggregate amounts due under the 110DEG. Contract as amended are as follows: $150,000 through December 31, 1998 and $68.6 million in the year ended December 31, 1999.

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

ADVERTISING AND PROMOTIONS

The Company has entered into commitments to purchase or participate in joint purchases of broadcast, print and other media for advertising and promotional purposes. At September 30, 1998, such commitments totaled $8.2 million due through June 30, 1999, all of which are noncancelable.

INSURANCE

The Company maintains business interruption and in-orbit insurance coverages at levels management considers necessary to address the normal risks of operating via communications satellite, including damage, destruction or failure of the satellite or its transponders. Additionally, the Company maintains general liability and directors' and officers' insurance coverages.

SATELLITE

All of the Company's programming is carried on a single satellite, DBS-1, which the Company co-owns with DIRECTV, Inc., a subsidiary of Hughes Electronics Corporation. As reported, a spacecraft control processor ("SCP") aboard the DBS-1 satellite failed on July 4, 1998, and control of DBS-1 was automatically switched to the spare SCP without interruption of service. No agreement has been reached with DIRECTV as to how USSB's services would be integrated into a reduced offering of DIRECTV/USSB system signals if DBS-1 were to fail. The Company expects to work with DIRECTV on a plan to maximize the consumer proposition of the DIRECTV/USSB system in such event. On August 11, 1998, DIRECTV announced that it has ordered a new satellite from Hughes Space and Communications Company, which it plans to launch in mid-1999 at the 101DEG. orbital location. DIRECTV also announced that the new satellite would replace DIRECTV's capacity on DBS-1. Although the Company has rights to capacity on such satellite, no agreement has been reached with DIRECTV regarding this matter.

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

In September 1998, WIC Premium Television, Ltd., an Edmonton, Alberta, Canada corporation, initiated two separate legal proceedings in the Federal Court of Canada Trial Division and in the Judicial District of Edmonton against numerous retailers, programming providers and programming distributors, including the Company. Management intends to vigorously defend both actions. See Part II,
Item 1 of this Report on Form 10-Q for a description of this matter.

The Company is also exposed to other litigation encountered in the normal course of business. In the opinion of management, the resolution of these other litigation matters of which the Company is aware will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

MANUFACTURER INCENTIVE PROGRAM

On August 26, 1996, the Company together with DIRECTV, Inc., announced that it had entered into financial incentive arrangements with certain manufacturers of DIRECTV/USSB systems to assist these manufacturers in lowering the price of DIRECTV/USSB systems. Such arrangements, which run for up to four years depending on manufacturer, commit the Company to pay the manufacturers over a five-year period from the date new DIRECTV/USSB system households are authorized to receive programming. The expense and liability for such future commitments are established and recorded upon activation of the related DIRECTV/USSB system. In the quarter and nine months ended September 30, 1998, the Company charged to expense $12.8 million and

$33.4 million, respectively, representing the full amount of those future obligations for the Manufacturer Incentive program for the sale of DIRECTV/USSB systems to new households. Cash paid in the quarter and nine months ended September 30, 1998 totaled $5.2 million and $14.2 million, respectively, and future payment obligations (all of which have been previously charged to expense) totaled $96.7 million at September 30, 1998.

While the amounts to be incurred in the future by the Company under these arrangements cannot be precisely estimated, the Company expects that as the level of retail DIRECTV/USSB system sales increase, the expense and cash flow related to these arrangements will increase accordingly.

THIRD PARTY VENDOR

On October 16, 1998, the Company entered into a contract with Convergys Information Management Group Inc. to provide billing and subscriber management services to the Company for a term of seven years. The Company's agreement with its current provider of such services expires in June 1999.


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

                                        For The Quarter     For the Nine Months
                                        ---------------     -------------------
                                       Ended September 30   Ended September 30,
                                       ------------------   -------------------
                                        1998       1997       1998      1997
                                        ----       ----       ----      ----
 Net loss                             $(8,730)   $(28,147)  $(25,749) $(59,880)
 Weighted average number of common     89,811      89,811     89,811    89,811
       shares outstanding - basic
 Dilutive effect of option plans           --          --         --        --
                                      -------    --------   --------  --------
 Common and common equivalent shares   89,811      89,811     89,811    89,811
       outstanding - diluted          -------    --------   --------  --------

 Net loss per share - basic and
       diluted                          $(.10)      $(.31)     $(.29)    $(.67)
                                      -------    --------   --------  --------
                                      -------    --------   --------  --------

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

The Company has not entered into any derivative financial instruments as of September 30, 1998. As a result, adoption of SFAS No. 133 would currently have no impact on the Company. In the future, if the Company were to enter into derivative financial instruments which are covered by SFAS No. 133, volatility in earnings and other comprehensive income could be increased.

NOTE 5.   CHANGE IN FISCAL YEAR:

On September 4, 1997, the Board of Directors of the Company voted to change the Company's fiscal year end from June 30 to December 31, beginning with a six month transition period which ended on December 31, 1997. The accompanying 1997 financial statements have been recast to conform to the new calendar year presentation.

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

OVERVIEW

The Company provides subscription television programming via a high-power direct broadcast satellite ("DBS") to households throughout the continental United States. The Company broadcasts a high quality digital television signal using a digital satellite system ("DIRECTV/USSB system"). The Company's programming is available to customers who have a DIRECTV/USSB system, which consists of an 18-inch satellite dish, a receiver/decoder and a remote control. At September 30, 1998, approximately 3.95 million households were authorized to receive programming services using the DIRECTV/USSB system ("DIRECTV/USSB system households"), up from 3.67 million at June 30, 1998. All of the Company's gross revenues and operating assets relate to the Company's activities in this industry.

The Company commenced commercial operations in June 1994 and has not generated net earnings to date. The Company achieved positive adjusted cash flow of approximately $2.3 million and $3.7 million (defined as earnings before interest, taxes, depreciation, amortization and the non-cash component of the Manufacturer Incentive program) for the quarter and nine months ended September 30, 1998. However, due to the seasonality of the Company's marketing expenditures, management does not expect to achieve positive adjusted cash flow for the full year 1998. Management also expects that net losses will continue into 1999 as the Company continues to incur substantial marketing expenses (including Manufacturer Incentive program expenses) in order to build its subscriber base. Management anticipates that the Company will achieve positive adjusted cash flow for the full year 1999 and will generate net income during the year 2000. However, see the discussion under "Risk Factors" in this Item 2.

As part of its ongoing strategy to focus on premium movie entertainment and to simplify the DIRECTV/USSB system offering at retail, the Company and DIRECTV integrated the basic channels carried by USSB into DIRECTV's programming line-up and the Company added two new commercial-free premium movie channels during the first quarter of 1998. The ultimate impact of these developments depends on many factors, including consumer reaction to the Company's all-premium movie channel line-up. Management believes that the effects of these programming changes are now largely reflected in the Company's ongoing results.

SUMMARY OF SUBSCRIBER AND REVENUE DATA

Management currently measures the Company's performance by two key measures: subscriber base and revenues.

The number of USSB paying subscribers grew to approximately 1,929,000 at September 30, 1998 from approximately 1,842,000 at June 30, 1998. Approximately 150,000 additional households were receiving a free promotional month of USSB programming as of September 30, 1998.

In addition to tracking the absolute number of subscribers, management assesses the Company's penetration of its potential DIRECTV/USSB system market by comparing the number of USSB paying subscribers to the total number of households that have received the free promotional month of USSB's programming ("convertible households"). Since the first month is free, the consumer's decision to purchase USSB programming is generally made by the consumer only after the free promotional month has been received. As a result, the category of DIRECTV/USSB system households includes households receiving the free promotional month that have not yet made their subscription decision.

The summary immediately below shows, as of the end of each period, USSB paying subscribers, USSB promotional activations, USSB convertible households and the percentage of convertible households served by the Company. The estimated number of DIRECTV/USSB system households is also shown.

SUBSCRIBER BASE:
(In thousands)


                                                           TOTAL USSB
                                                             PAYING                             PERCENT OF
                                                           SUBSCRIBERS                             USSB
    FOR THE           USSB                 USSB                AND               USSB           CONVERTIBLE          ESTIMATED
    QUARTER          PAYING            PROMOTIONAL         PROMOTIONAL        CONVERTIBLE       HOUSEHOLDS      DIRECTV/USSB SYSTEM
     ENDED       SUBSCRIBERS (a)     ACTIVATIONS (b)       ACTIVATIONS      HOUSEHOLDS (c)      SERVED (d)        HOUSEHOLDS (e)
     ------      ---------------     ---------------       -----------      --------------      ----------      ----------------
 Sept. 30,
   1997               1,584                113                1,697              2,462              64%                2,887
 Dec. 31,
   1997               1,740                215                1,955              2,757              63%                3,238
 March 31,
   1998               1,799                106                1,905              3,128              58%                3,467
 June 30,
   1998               1,842                111                1,953              3,312              56%                3,667
 Sept. 30,
   1998               1,929                150                2,079              3,522              55%                3,945


(a)  USSB paying subscribers as of the end of such period.

(b) USSB household activations that were receiving a free promotional month of USSB programming as of the end of such period. These activations are not counted as USSB Convertible Households until they have completed the free promotional month.

(c) Total number of USSB household activations since July 1994 that have completed a free promotional month of USSB programming. The amounts shown reflect the elimination of certain DIRECTV/USSB system deactivations. See note (e).

(d) Total USSB Paying Subscribers as of the end of the period as a percent of USSB Convertible Households.

(e) Total estimated number of households with active DIRECTV/USSB system units which are authorized to receive either USSB or DIRECTV programming as of the end of the period. Estimate based on cumulative DIRECTV/USSB system activations, less (i) cumulative DIRECTV/USSB system deactivations, (ii) activations by dealers, manufacturing facilities, technical facilities and commercial locations known to the Company, and (iii) additional receivers in a single household, as of the end of such period. The Company makes periodic reconciliations to estimate the number of DIRECTV/USSB system households as accurately as possible.

As of September 30, 1998, the Company achieved a penetration of convertible households of approximately 55 percent. Management believes that the reduction in the penetration percentage compared to previous quarters reflects the impact of the change to an all-premium movie channel line-up. For the current quarter, the Company's subscriber base increased by 87,000 subscribers.

The Company's per subscriber and total revenues are shown below for the periods indicated. From time to time, the Company engages in certain promotional activities, which include special rates for limited periods, which could result in lower average per subscriber revenues for such periods. During the quarter ended September 30, 1998, per subscriber revenues continued to reflect the reduction in subscription rates implemented by the Company on March 10, 1998 for certain programming packages. The Company expects that average per subscriber revenue will continue to decline slightly during the remainder of 1998.

REVENUES:
(In thousands, except per subscriber data)

                                            FOR THE QUARTER ENDED
                               SEPT. 30   JUNE 30  MARCH 31   DEC. 31  SEPT. 30
                                 1998      1998      1998      1997      1997
                                 ----      ----      ----      ----      ----
 Average monthly subscription
  revenue per paying
  subscriber (a)                $23.53    $23.60    $24.22    $24.66    $24.71

 Programming revenues (b)      $136,567  $132,710  $136,839  $128,769  $114,383

-------------
(a)  Excludes pay-per-view event, commercial and TV GUIDE-TM- revenues.
(b)  Includes pay-per-view event, commercial and TV GUIDE revenues.

RESULTS OF OPERATIONS

REVENUE OVERVIEW. The Company's total revenues increased to $136.6 million and $406.1 million for the quarter and nine months ended September 30, 1998, compared to $114.4 million and $327.9 million for the comparable prior year periods. The revenue increase was primarily attributable to a larger subscriber base, offset by generally reduced subscription prices which were implemented March 10, 1998.

REVENUES. The Company derives its revenues principally from monthly fees from subscribers for television programming. Revenues are primarily a function of the number of subscribers, the mix of programming packages selected by subscribers and the rates charged. The increase in revenues for both periods was primarily attributable to the increase in the number of paying subscribers to approximately 1,929,000 at September 30, 1998, from approximately 1,584,000 at September 30, 1997, offset by the reduction in certain subscription rates, as described above.

Pay-per-view revenues, which vary with the number and type of events provided on a pay-per-view basis in any fiscal period, are included in the Company's total revenue. The revenues from such events are highly dependent on the type and number of pay-per-view events offered, and are expected to vary accordingly.

COST OF SALES AND GROSS MARGIN. Cost of sales consists of payments to programmers and the purchase of rights to broadcast event programming on a pay-per-view basis. The cost of programming increased to $80.2 million for the quarter and $243.6 million for the nine months ended September 30, 1998, compared to $73.6 million and $211.7 million for the comparable prior year periods. The increase in the cost of programming was primarily the result of an increased number of subscribers from the comparable prior year periods. The Company's gross margin percentage increased to 41.3% for the quarter and 40.0% for the nine months ended September 30, 1998, compared to 35.7% and 35.4% for the comparable prior year periods. The increase reflects the higher margins associated with the premium channels, as well as the achievement of certain volume-based discounts in programming costs. Generally, the gross margin percentage will vary based on the mix of programming packages taken by subscribers, the pay-per-view events, and the extent to which volume-based discounts from the Company's programming providers are realized.

OPERATING EXPENSE OVERVIEW. Total operating expenses were $66.2 million and $189.9 million for the quarter and nine months ended September 30, 1998, compared to $70.1 and $179.6 million for the comparable prior year periods. The decrease for the quarter was primarily due to a reduction in the Manufacturer Incentive program expense, which is discussed below. The increase for the nine month period was primarily attributable to the cost of providing the Company's services to a growing subscriber base, including increased marketing, customer service and general and administrative expenses, offset in part by a reduction in the Manufacturer Incentive program expense.

SELLING AND MARKETING. Selling and marketing costs include promotional and advertising costs, the costs of direct marketing and customer service and amounts expended pursuant to joint marketing efforts with other DIRECTV/USSB system participants. The Company's overall selling and marketing efforts also include the Manufacturer Incentive program, which is discussed below. Excluding Manufacturer Incentive program expenses, selling and marketing expenses were $28.9 million and $83.4 million for the quarter and nine months ended September 30, 1998, compared to $30.2 million and $72.0 million for the comparable prior year periods. The decrease for the quarter is primarily due to a reduction in advertising expenditures, some of which will be incurred in the fourth quarter, partially offset by an increase in customer service costs. Expenses associated with the Company's customer service, telemarketing and direct mail marketing programs, which are directed at purchasers of DIRECTV/USSB systems who activate with the Company, have increased for the nine months ended September 30, 1998 from the comparable period in 1997 as the number of such DIRECTV/USSB system activations has increased and as a result of increased costs under the Company's arrangements with its third-party customer service provider.

MANUFACTURER INCENTIVE PROGRAM. Manufacturer Incentive program expense relates to financial incentive arrangements with certain manufacturers of DIRECTV/USSB systems equipment These arrangements have had the effect of contributing to certain DIRECTV/USSB system manufacturers lowering the price of DIRECTV/USSB systems. Such arrangements commit the Company to pay the manufacturers over a five-year period from the date new DIRECTV/USSB system households are authorized to receive programming. The expense and liability for such future commitments are established and recorded upon activation of the related DIRECTV/USSB system. Manufacturer Incentive program expenses totaled $12.8 million and $33.4 million for the quarter and nine months ended September 30, 1998, compared to $17.9 million and $41.9 million in the comparable prior year periods. The decrease in Manufacturer Incentive program expense for both periods resulted primarily from lower rates with one manufacturer and a temporary reduction of costs with another manufacturer in accordance with the arrangement with such manufacturer. The Company expects the total expense under the Manufacturer Incentive program to continue to be a significant component of the Company's operating expenses and cash flows.

GENERAL AND ADMINISTRATIVE. General and administrative costs include in-orbit and general insurance costs, billing and remittance processing, staff functions such as finance and information services, and administrative services provided by HBI. General and administrative expenses increased to $13.5 million and $41.1 million for the quarter and nine months ended September 30, 1998, compared to $11.6 million and $34.5 million for the comparable prior year periods. The increases were primarily attributable to increased billing and remittance processing costs, resulting from the growth of the Company's subscriber base and increased costs for certain billing services under the Company's arrangements with its third-party billing services provider. Although total general and administrative costs have increased between the periods, elements of general and administrative expense have declined as a percent of revenues as certain of the expenses are fixed. The Company expects to incur increased operating expenses and significant capital expenditures as it implements a new billing and subscriber management system during 1999.

COMMISSIONS TO RETAILERS. Commissions to retailers consist of amounts paid by the Company to eligible DIRECTV/USSB system retailers whose customers become paying subscribers, and are intended to encourage retailers to promote the sale of DIRECTV/USSB systems and subscriptions to USSB programming. These expenses generally run for three years at decreasing rates for each subscriber year. As a result, commissions to retailers were $3.3 million and $10.3 million for the quarter and nine months ended September 30, 1998, compared to $3.5 million and $11.1 million for the comparable prior year periods.

ENGINEERING AND OPERATIONS. Engineering and operations expenses include the operation of the National Broadcast Center and the Auxiliary Broadcast Center, fees charged in connection with the operation of the conditional access system (determined by subscriber levels) and satellite telemetry, tracking and control expenses. Engineering and operations expenses were $3.4 million and $9.8 million for the quarter and nine months ended September 30, 1998, compared to $2.5 million and $6.0 million for the comparable prior year periods. The nine month period in 1997 included a positive adjustment of $2.6 million to the previously recorded expense of a security card changeout program, which was completed at a cost less than originally estimated.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses relate mainly to the Company's five-sixteenths ownership of DBS-1 and transmission equipment located both at the Company's National Broadcast Center and its Auxiliary Broadcast Center. Depreciation and amortization were $4.5 million and $11.9 million for the quarter and nine months ended September 30, 1998, compared to $4.3 million and $14.0 million for the comparable prior year periods. Depreciation expense for DBS-1 will decline over time.

NET LOSS. The Company recorded a net loss of $8.7 million for the quarter and $25.7 million for the nine months ended September 30, 1998, compared to $28.1 million and $59.9 million for the comparable prior year periods.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES. Cash and cash equivalents increased to $72.4 million at September 30, 1998 from $68.6 million at December 31, 1997. The Company's cash flow from operations is primarily impacted by the net loss, depreciation and amortization, and the non-cash component of the Manufacturer Incentive program. In addition, cash and cash equivalents may fluctuate based upon subscriber growth and the timing of annual subscription renewals. The Company utilizes this cash flow to further develop its business, including marketing initiatives and capital expenditures.

The increase in cash at September 30, 1998 from December 31, 1997 primarily reflects the operating results of the Company, including the increase in the non-cash portion of the Manufacturer Incentive program, and the timing of cash receipts and payments. Management believes that the Company's current cash position and cash generated from operations is adequate to meet anticipated operating expenses through 1999.

The Company may require external financing for future major capital expenditures, such as capacity on a new satellite, or a replacement satellite. The Company believes that such financing is available from a number of sources and is evaluating options which would provide additional flexibility in satisfying the Company's future financing needs, if any.

The Company continues to seek to develop a business plan to include the proper set of strategic and financial partners for a separate business at the 110DEG. west longitude location. The Company expects that it will need to determine whether to proceed with any such opportunity prior to the end of 1998 in order to satisfy the requirements of the FCC.

WORKING CAPITAL. Working capital at September 30, 1998 was a negative $16.3 million, compared to working capital of a negative $8.3 million at December 31, 1997. This change resulted primarily from the Company's net loss for the nine month period ended September 30, 1998 and increases in the current portion of the Manufacturer Incentive program obligation. Management expects that working capital will remain negative through 1999 as the Manufacturer Incentive program obligation increases with the growth of DIRECTV/USSB system households.

LITIGATION. Personalized Media Communications, L.L.C. ("PMC") has commenced two legal proceedings against Hughes Network Systems, Thomson Consumer Electronics and other DIRECTV/USSB system manufacturers, DIRECTV, Inc., and the Company.
The ultimate outcome of these matters and the resulting effect on the liquidity and financial position of the Company cannot be determined with certainty.

IPPV Enterprises, a Georgia partnership, has commenced a legal proceeding against Thomson Consumer Electronics, Hughes Network Systems, other DIRECTV/USSB system manufacturers, DIRECTV, Inc., and the Company. The ultimate outcome of this matter and the resulting effect on the liquidity and financial position of the Company cannot be determined with certainty.

WIC Premium Television, Ltd., an Edmonton, Alberta, Canada corporation, has commenced two legal proceeding against several retailers, programming providers and programming distributors, including the Company. The ultimate outcome of this matter and the resulting effect on the liquidity and financial position of the Company cannot be determined with certainty.

Part II, Item 1 of this Report on Form 10-Q contains additional information on these matters.

CAPITAL EXPENDITURES. Capital expenditures for the quarter and nine months ended September 30, 1998 totaled $4.3 million and $8.1 million, respectively, consisting primarily of satellite deposits and purchased computer hardware and software. The Company is required to make progress payments under its contract with Lockheed Martin for satellite construction at the 110DEG. west longitude orbital location. If a new satellite or a replacement satellite for DBS-1 is required, the Company will also incur additional capital expenditures. Note 3 to the condensed consolidated financial statements contains additional information on this matter. The Company expects to incur significant capital expenditures as it implements a new billing and subscriber management system during 1999.

NET OPERATING LOSS CARRY FORWARD. At September 30, 1998, the Company's net operating loss carry forward was $316.6 million for federal tax purposes and $398.6 million for financial reporting purposes. The difference in loss carryforwards primarily represents differing amounts of depreciation and Manufacturer Incentive program expense reported by the Company for tax and financial reporting purposes. Such carryforwards expire in the years 2000 through 2013.

YEAR 2000

The Company has analyzed the Year 2000 compliance issues related to its computer systems and the technologies associated with delivering programming.
Management believes that with modifications or upgrades to existing internal systems, Year 2000 compliance will not pose significant operational issues. The Company is executing an implementation plan whereby all systems critical to managing the business will be made Year 2000 compliant. The implementation plan includes assessing and evaluating compliance and criticality of the various computer systems, executing resolution strategies, and testing and certification of the resolution efforts.

Most of the Company's internal computer systems and applications and programming technologies were developed during the past several years and are substantially Year 2000 compliant. The Company expects to complete its assessment and evaluation of its internal systems and programming technologies by December 31, 1998, and expects to complete all critical resolution strategies by June 1999.

In addition, the Company is working with its key vendors and suppliers, including its programming providers, DIRECTV, customer service and billing vendors, to assure that the vendors' systems will be Year 2000 compliant. The Company has been informed by its current customer service, billing and subscriber management services vendor that such vendor expects to be substantially Year 2000 compliant by March 1999. In addition, the Company is working with its new billing and subscriber management services vendor so that the new system being developed by the vendor will be Year 2000 Compliant. Although the Company has not yet identified the most likely worst case scenario, the Company's operations and its ability to provide customer service and billing would be adversely affected to the extent its internal systems or those of its key vendors have not properly addressed Year 2000 issues. The Company is developing contingency plans in the event that certain business partners are delayed in achieving Year 2000 compliance.

The Company has begun to incur expenses related to the analysis and implementation of Year 2000 resolution. The cost of all Year 2000 renovation has been expensed in accordance with the Company's financial policies. The Company's current and expected costs relating to Year 2000 issues are not material to its results of operations.

SEASONALITY

Sales of DIRECTV/USSB system units have been subject to seasonal sales patterns experienced by the consumer electronics industry. As the Company's subscriber base has increased, it does not appear that seasonality has had a material effect on the Company's revenues to date, although seasonality may affect the rate of subscriber growth and the levels of prepaid subscriptions in any given quarter.

RISK FACTORS

There are certain important factors that could cause results to differ materially from those anticipated by the statements made in this Report on Form 10-Q. Such factors include the uncertain level of ultimate demand for the DIRECTV/USSB system and USSB's programming, the effects of changes in USSB's and DIRECTV's programming offerings, and USSB's continuing ability to offer competitive programming.

In addition, competitive issues, including changes by other DBS competitors to their product offerings and pricing strategies, and the effect of digital cable programming and digital broadcast television service, which may be used for multichannel programming or high definition television (HDTV), and the entry of new competitors into video programming, such as electric utilities and regional operating telephone companies, could adversely affect the Company. The Company anticipates that other DBS satellites will be launched at the 110DEG. west longitude and other orbital locations, increasing the number of competitors in the satellite broadcasting market.

All of the Company's programming is carried on a single satellite, DBS-1, which the Company co-owns with DIRECTV, Inc., a subsidiary of Hughes Electronics Corporation. As previously reported, a spacecraft control processor ("SCP") aboard the DBS-1 satellite failed on July 4, 1998, and control of DBS-1 was automatically switched to the spare SCP without interruption of service. If the spare SCP were to fail, the Company could not provide programming services using DBS-1. No agreement has been reached with DIRECTV as to how USSB's services would be integrated into a reduced offering of DIRECTV/USSB system signals from other satellites at the

101DEG. orbital location if DBS-1 were to fail. The Company has had discussions with DIRECTV and expects to work with DIRECTV on a plan to maximize the consumer proposition of the DIRECTV/USSB system in such event. There can be no assurance that such plan would carry every network or every channel of the multichannel networks currently carried by the Company. On August 11, 1998, DIRECTV announced that it has ordered a new satellite from Hughes Space and Communications Company, which it plans to launch in mid-1999 at the 101DEG. orbital location. DIRECTV also announced that the new satellite would replace DIRECTV's capacity on DBS-1. Although the Company has rights to capacity on such satellite, no agreement has been reached with DIRECTV regarding this matter.

The Company is also subject to the effects of, and costs associated with, litigation involving the technology and the intellectual property associated with the DIRECTV/USSB System. During the third quarter, in connection with the settlement of certain litigation, DIRECTV agreed to discontinue the use of the "DSS" trademark. DIRECTV has initiated the use of the mark "DIRECTV System" to identify the USSB/DIRECTV system in lieu of the "DSS" mark. The relevant contracts with DIRECTV do not permit DIRECTV to unilaterally change the name of the system in a way that would disadvantage the Company. The Company has indicated a willingness to negotiate terms which the Company believes would protect its legitimate interests regarding a name change with DIRECTV, and the Company is presently in negotiation with DIRECTV on this issue.

The Company and DIRECTV share many relationships, and a lack of continued cooperation between the two companies may have an adverse impact. In the event the Company is unable to reach agreement with DIRECTV regarding satellite capacity or the system trademark in a way that adequately protects USSB's interests, such an impact could occur.

The Company is also dependent on third-party programmers, and on vendors, including those providing customer service and billing, on the ability of the Company and its third party vendors to effectively implement a new subscriber management and billing system, and on the continued effectiveness of the security and signal encryption features of the DIRECTV/USSB system.

Such factors as increases in costs, including programming costs, in excess of those anticipated by the Company; depreciation expenses resulting from the possible purchase of capacity on a new satellite or a replacement satellite and from the acquisition of new subscriber management system capital assets; sufficient availability of DIRECTV/USSB systems at retail; potentially adverse governmental regulation and actions; and overall economic conditions may also adversely affect the Company. These factors, as well as the factors enumerated in the above paragraphs, could affect the Company's ability to achieve its stated expectation of reaching adjusted cash flow break-even in 1999 and net income in 2000. The Telecommunications Act of 1996 significantly deregulated the telecommunications industry. The effect of such deregulation on the Company's business, results of operations and financial condition cannot be predicted. See Part I, Item 1, "Business - Competition" of the Company's Report on Form 10-K for the Transition Period ended December 31, 1997 for a further discussion of certain of these risks.

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

In November 1996, Personalized Media Communications, L.L.C. ("PMC") initiated a legal proceeding before the United States International Trade Commission ("ITC") and a separate proceeding in the United States District Court for the Northern District of California against digital satellite system developers, manufacturers and programmers, including, among others, Hughes Network Systems, Thomson Consumer Electronics and other DIRECTV/USSB system manufacturers, DIRECTV, Inc., and the Company.

In the ITC action, PMC alleges that Hughes Network Systems, Thomson Consumer Electronics and other DIRECTV/USSB system manufacturers have infringed, and that DIRECTV, Inc. and the Company have contributed to and/or induced the infringement of, a patent owned by PMC and requests the ITC to (i) bar the importing, marketing, promoting, distributing, or sale of imported infringing DIRECTV/USSB system receivers in the United States which are covered by PMC's patent and (ii) prohibit DIRECTV, Inc. and the Company from broadcasting television programming to any imported infringing DIRECTV/USSB system receiver. A trial of the ITC proceeding before an administrative law judge was conducted in July 1997, and an initial determination by the administrative law judge was rendered in October 1997 ruling against PMC's claims on all material issues.

On December 4, 1997, the ITC determined not to review the Administrative Law Judge's determination. On January 8, 1998, PMC filed a Petition to Review this decision of the ITC in the Court of Appeals for the Federal Circuit. The Company was granted leave to intervene in this appeal. Oral argument occurred on September 10, 1998, and the case is under submission.

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

In June 1997, IPPV Enterprises, a Georgia partnership ("IPPV"), initiated a legal proceeding in the United States District Court for the District of Delaware against digital satellite system developers, manufacturers, including, among others, Hughes Network Systems, Thomson Consumer Electronics and other DIRECTV/USSB system manufacturers, DIRECTV, Inc., and the Company.

IPPV alleges that the defendants, including DIRECTV, Inc. and the Company, have infringed five IPPV patents relating to parental control, pay-per-view and other features used in the DIRECTV/USSB system. IPPV has requested the court to award IPPV damages, and to treble such damages. Four of the five IPPV patents in the suit have expired and the fifth will expire in 2002.

The Company has denied all material allegations in the complaint. While it is not possible to estimate the probable outcome of this proceeding at this time, management believes, based on advice of counsel, that it has valid defenses to IPPV's claims. The Company does not believe that IPPV is entitled to damages, and management intends to vigorously defend the action.


     WIC PREMIUM TELEVISION LTD. V. GENERAL INSTRUMENT CORPORATION, NEXT LEVEL SYSTEMS OF DELAWARE, INC., SHOWTIME NETWORKS, INC., HOME BOX OFFICE, INC., WARNER COMMUNICATIONS, INC., JOHN DOE, ECHOSTAR COMMUNICATIONS CORPORATION, DISH LTD., UNITED STATES SATELLITE BROADCASTING COMPANY, INC., CORMAN PARK SATELLITE LTD., WARREN SUPPLY COMPANY, PROGRAMMERS CLEARING HOUSE, INC., RALPH WARREN, RONALD WARREN, RALPH WARREN AND RONALD WARREN CARRYING ON BUSINESS AS "PROGRAMMERS CLEARING HOUSE," AND AS "WARREN ACTIVATIONS," AND AS "WARREN RADIO & TELEVISION," AND AS "ENTERTAINMENT DIRECT," WARREN SUPPLY COMPANY CARRYING ON BUSINESS AS "BUILDERS EXPRESS," 4-12 ELECTRONICS CORPORATION, FREEDOM SATELLITE CORPORATION, CHRISTOPHER NELSON PERSONALLY AND CARRYING ON BUSINESS AS "SKYLIGHT HOME SATELLITE THEATER," CHRISTIAN NELSON, SHELDON NELSON AND CENTRE ONE HUNDRED HOLDINGS (AMALGAMATED) LTD., in the Federal Court of Canada Trial Division, Court File No. T-1538-98 and in Judicial District of Edmonton, Court File No. 970316746-1998.

In September 1998, WIC Premium Television Ltd. of Edmonton, Alberta, Canada ("WIC") served on USSB, among others, a statement of claim issued by the Federal Court of Canada. WIC alleges that USSB breached Canadian law by participating in the broadcast and illegal reception of its services by customers located in Canada. WIC seeks injunctive relief prohibiting such action by USSB.

In October 1998, WIC commenced a similar action against USSB in Alberta's Court of Queen's Bench. WIC alleges that USSB breached Canadian law by participating in the broadcast and illegal reception of its services by customers located in Canada. This action seeks injunctive relief and damages.

The Company has not yet defended either complaint. While it is not possible to estimate the probable outcome of these proceedings at this time, management believes, based on advice of counsel, that it has valid defenses to WIC's claims and intends to vigorously defend the action.

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

The following table sets forth the amount of direct or indirect payments to others from such effective date through September 30, 1998 which have changed since the most recently filed Report.

                                                              Direct or Indirect
                         Use of Proceeds                      Payments to Others
                         ---------------                      ------------------
 Working Capital                                                 $31,820,834

 Purchase and Installation of Machinery and Equipment             28,277,431
 Temporary Investments
      Short Term Treasuries                                       50,130,310

                     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          27.1 Financial Data Schedule

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated: November 13, 1998          UNITED STATES SATELLITE
                                   BROADCASTING COMPANY, INC.



                                   By:  /s/ Stanley E. Hubbard
                                       ---------------------------------------
                                        Stanley E. Hubbard
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                   By:  /s/ Bernard J. Weiss
                                       ---------------------------------------
                                        Bernard J. Weiss
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

         UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES

                  Index of Exhibits to Quarterly Report on Form 10-Q
                       For the Quarter Ended September 30, 1998

     Exhibit No.         Exhibit Description
     -----------         --------------------
          27.1           Financial Data Schedule