Form 10-K405
period 1998-12-31
UNITED STATES SATELLITE BROADCASTING CO INC
filed 1999-04-06
CIK 1004314

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-K
(Mark One)
       /X/       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            For the period from January 1, 1998 to December 31, 1998

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

                                (651) 645-4500
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 23, 1999, 30,446,950 shares of the registrant's Class A Common Stock were issued and outstanding, and the aggregate market value of the Class A Common Stock held by non-affiliates of the registrant as of March 23, 1999, was approximately $358,479,393.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

                               ITEM 1.  BUSINESS


AGREEMENT AND PLAN OF MERGER

     The Company has entered into an Agreement and Plan of Merger, dated as of December 11, 1998 (the "Merger Agreement"), with General Motors Corporation, a Delaware corporation ("GM"), and its subsidiary, Hughes Electronics Corporation, a Delaware corporation ("Hughes"), pursuant to which, if certain conditions are satisfied, the Company will be merged with and into Hughes (the "Merger"). The Merger, which is subject to regulatory and shareholder approval, and to the satisfaction of other conditions contained in the Merger Agreement, is expected to take place in the first half of 1999. If the Merger is completed, each share of USSB stock will be converted, subject to certain limitations, into either (i) a fraction of a share of Class H Common Stock of GM equal to the exchange ratio provided in the Merger Agreement or (ii) cash equal to that exchange ratio multiplied by the 20-day volume-weighted average price of the GM Class H Common Stock (the "Merger Consideration"). The Merger Consideration is dependent upon the GM Class H Common Stock price and will not exceed $18.00 per share.

     The Company is preparing to close the Merger at the earliest practicable time and has commenced steps to integrate its business into DIRECTV, a wholly owned subsidiary of Hughes ("DIRECTV"). The following information contained in this Item 1, "Business," describes the Company on a stand-alone basis. However the Merger Agreement requires the Company to take or refrain from taking certain actions, and these actions are also described in this Item 1.

GENERAL

     United States Satellite Broadcasting Company, Inc. (the "Company") is a provider of subscription television programming to households throughout the continental United States via high-power direct broadcast satellite ("DBS").
The Company broadcasts a high quality digital television signal using the DIRECTV/USSB System. The Company's programming is available to virtually all of the approximately 98 million U.S. television households upon the purchase of a DIRECTV/USSB System, which features an 18 inch satellite dish. The Company currently delivers 25 channels of video programming, including "premium" networks such as Multichannel HBO-Registered Trademark- (7 channels), Multichannel SHOWTIME-Registered Trademark- (5 channels), Multichannel CINEMAX-Registered Trademark- (3 channels), Multichannel THE MOVIE CHANNEL-Registered Trademark- (2 channels), FLIX-Registered Trademark-, SUNDANCE CHANNEL-Registered Trademark-, and fXM: MOVIES FROM FOX. The programming delivered by the Company includes over 900 movie titles per month. The Company also broadcasts events and specials on a pay-per-view basis, as well as public service programming.

     As previously reported, the basic channels carried by USSB were integrated into the DIRECTV channel line-up on March 10, 1998. The channels involved were the MTV Networks (MTV, M2, VH1, Nickelodeon and Nick at Nite's TV LAND), Lifetime and Comedy Central. At the same time, USSB added two new commercial-free premium movie services: Showtime Extreme and fXM: Movies from Fox.

     The Company broadcasts from a single satellite, DBS-1, which is able to reach the entire continental United States. DBS-1 broadcasts with minimal signal interference because of its favorable orbital location at 101DEG. west longitude, greater orbital spacing than that provided for non-DBS satellites and its high-power 120 watt transponders. DBS-1 was manufactured by Hughes Electronics Corporation ("Hughes") and is owned and operated jointly by the Company and DIRECTV. The Company believes that the DIRECTV/USSB System, which incorporates the

MPEG 2 digital compression standard, results in a higher picture quality than any other existing terrestrial domestic television broadcasting system. In addition to its FCC license to broadcast from 101DEG. west longitude, the Company also holds an FCC authorization to construct and launch a high power direct broadcast satellite system consisting of three transponders at the 110DEG. west longitude orbital location. Pursuant to the Merger Agreement, the Company and DIRECTV filed applications for approval of a change of control of the Company's FCC authorizations in December 1998. On April 1, 1999, the FCC staff issued an order approving the transfer of control of the Company's license at 101DEG. west longitude and the Company's authorizaation to construct and launch at 110DEG. west longitude to DIRECTV. This order will become final May 12, 1999, unless the FCC acts to set it aside before that date.

     The DIRECTV/USSB System consists of an unobtrusive 18 inch satellite dish, an integrated receiver/decoder similar in size to a VCR and a remote control. The DIRECTV/USSB System features an easy to use on-screen electronic program guide, a ratings control function and the capability to switch easily between DIRECTV/USSB System signals and local programming signals. DIRECTV/USSB Systems are currently manufactured by leading consumer electronics manufacturers and sold at over 26,000 retail locations.

     The Company and DIRECTV were the first domestic providers of high-power DBS programming. The Company and DIRECTV share the use of the technology underlying the DIRECTV/USSB System, cooperate to promote and build awareness of the DIRECTV/USSB System and currently offer complementary programming packages. The Company estimates that the majority of DIRECTV/USSB System households receive both USSB-Registered Trademark- programming and DIRECTV-Registered Trademark-programming. DIRECTV offers approximately 185 channels of digital video and audio programming, including basics, news, sports, entertainment and pay-per-view movies and events.

STRATEGY

     As a stand-alone business, the Company seeks to offer the highest quality, most-sought-after premium television programming at a competitive price, enhance the DIRECTV/USSB System position as the leading provider of satellite television, increase the market share of USSB programming by offering the premier movie networks and a variety of pay-per-view events, and achieve profitability. If the Merger is not completed, the Company intends to remain independent and continue to build its business by increasing the number of subscribers and developing and offering new programming.

     To accomplish these objectives as an independent business, the Company has focused on (i) building on its lead in the high power DBS market; (ii) capitalizing on its relationships with leading program suppliers, with which it has multi-year agreements; (iii) maintaining its strategic relationship with Hughes and DIRECTV to further benefit from the technological advantages of high-power DBS and the DIRECTV/USSB System and to promote and build awareness of the DIRECTV/USSB System; (iv) enhancing its strong relationships and joint marketing efforts with leading consumer electronics manufacturers and retailers to further promote the sale of DIRECTV/USSB Systems and USSB programming; (v) expanding and continuing to support the large and established retail distribution network for DIRECTV/USSB Systems and adding other distribution opportunities; (vi) continuing to provide the highest broadcast quality; and
(vii) emphasizing customer service to maintain a high level of customer satisfaction. If the Merger is not completed, the Company intends to continue to implement and build upon these strategies.

THE MARKET

     The Company believes that there is significant unsatisfied demand for high quality, reasonably priced television programming. The Company believes, therefore, that the potential market in the United States for high-power DBS broadcasting consists of all of the approximately 98 million households with television sets, as well as certain commercial markets, such as hotels, motels, bars and restaurants.

     The primary target markets for high-power DBS broadcasting include (i) existing cable subscribers who desire a greater choice and variety in programming, improved video and audio quality, better customer service and fewer signal interruptions; and (ii) all of the U.S. television households unserved by cable. Based upon the most recently available FCC data, there are approximately 65 million U.S. cable subscribers. These subscribers reportedly pay an average of approximately $33 per month for television programming services. The Company also views as a high-power DBS broadcasting market the approximately 30 million U.S. television households which have access to cable television but are not customers of the local cable operator.

     The Company believes that the demand for satellite television services in the United States will continue to grow. The Company also believes that the DIRECTV/USSB System, with its digital picture and CD-quality sound, provides the consumer with the highest quality subscription television programming currently available. While the high-power DBS share of the U.S. television market is currently small compared to cable, it has been steadily increasing. At December 31, 1998, approximately 6.1 million households received subscription television programming via high-power DBS, compared to 4.3 million at December 31, 1997, and 2.7 million at December 31, 1996. The Company has conducted extensive research to better understand the television market in the United States, the desires and preferences of consumers and the features and benefits that will attract subscribers. This research indicates that a substantial number of consumers are dissatisfied with cable television, that former cable subscribers who subscribe to the DIRECTV/USSB System are more satisfied with it than cable and that 79% of DIRECTV/USSB System owners who were cable subscribers purchased premium movie programming. This research also indicates that the most likely USSB customers are homeowners with families who currently have or have had cable, subscribed to the premium movie channels and consider television a significant component of their entertainment activities. The Company believes, based on this research, that demand for more choice in television programming, dissatisfied cable subscribers, and consumers unserved or underserved by cable will contribute to the market growth of the DIRECTV/USSB System and the Company's subscriber base.

     The Company's research also indicates that the growth of the DIRECTV/USSB System market has been hampered by the misperception that reception of local television broadcasts is incompatible with the DIRECTV/USSB System. The Company and DIRECTV have initiated programs designed to inform consumers and retailers about reception of local television broadcasts and to facilitate local broadcast reception.

MARKETING

     The Company engages in extensive marketing, advertising and promotional activities to increase consumer awareness of the DIRECTV/USSB System and USSB programming, to promote the sale of DIRECTV/USSB Systems and to generate subscriptions to USSB programming. The Company intends to continue these efforts and, if the Merger is not completed, anticipates that it will continue to make substantial expenditures for new and intensified marketing, advertising and promotional activities, including the following:

     ADVERTISING. The Company's advertising activities presently consist of television commercials aired nationally, radio commercials, and print advertisements promoting the DIRECTV/USSB System and USSB programming service.

     PROMOTIONS. The Company promotes subscriptions to its programming service by offering all owners of DIRECTV/USSB Systems, upon initial purchase of a DIRECTV/USSB System, one free promotional month of its premier programming package, Entertainment Unlimited-SM-. During the free promotional month of programming, the Company engages in targeted telemarketing and mailings designed to convert free subscribers to paying subscribers. The Company believes that its free promotional month of Entertainment Unlimited is an effective marketing tool.

     To support its marketing, the Company also delivers a free channel that is available to all owners of DIRECTV/USSB Systems and, in conjunction with its programmers, regularly provides USSB FREEVIEWs-Registered Trademark-, or access to programming channels during certain periods of the year without charge. The Company also engages in joint advertising and promotions with its programmers.

     TV GUIDE-TM-. The Company has a relationship with the publisher of TV GUIDE, whereby the Company offers a "Satellite Edition of TV GUIDE", available to all DIRECTV/USSB System households. The Satellite Edition of TV GUIDE provides a comprehensive listing of all subscription channels offered on the DIRECTV/USSB System, and features special inserts reviewing programming offered by USSB each week.

     RETAIL SUPPORT. The Company engages in an active retail support program, which provides dealers with point-of-sale literature and displays, incentives and training. DIRECTV/USSB System retailers promote the Company's programming and encourage customers to activate their free promotional month and to subscribe to Entertainment Unlimited. The Company generally pays commissions to eligible retailers when their customers become paying subscribers, regardless of which manufacturer's DIRECTV/USSB System was purchased. In addition, the Company makes USSB programming available for demonstration to the customer at the point of sale.

     The Company has a sales agency agreement with Thomson Consumer Electronics ("Thomson"), pursuant to which Thomson acts as the Company's sales agent for consumer electronics outlets that Thomson services. Thomson is the top selling television manufacturer in the United States, marketing the "RCA," "GE" and "ProScan-Registered Trademark-" brands. Both the Company, with a dedicated staff of approximately 30 sales personnel, and Thomson, with a sales and support staff of approximately 400, service retail outlets.

     MANUFACTURER INCENTIVE PROGRAM AND OTHER JOINT MARKETING. The Company engages in a number of joint marketing efforts with DIRECTV and DIRECTV/USSB System manufacturers. One of these efforts, the Manufacturer Incentive program, is a joint financial incentive arrangement with DIRECTV which has had the effect of contributing to DIRECTV/USSB System manufacturers lowering the price of DIRECTV/USSB Systems. Such arrangements, which commenced in August 1996, run for up to four years depending on the manufacturer.

     The Company also shares costs with other DIRECTV/USSB System participants for advertising, public relations and retail promotions. The Company believes it also benefits from the marketing efforts of all DIRECTV/USSB System participants. All current manufacturers of DIRECTV/USSB Systems include information regarding USSB programming in their retail packaging and all new DIRECTV/USSB System manufacturers are expected to continue this practice.

PROGRAMMING

     The Company has multi-year agreements with content providers and currently broadcasts over 900 movie titles per month and a wide variety of specialty sports events and entertainment specials on a pay-per-view basis. The Company delivers premium networks in multichannel format to increase viewer choice and variety. The Company is not aware of any cable system with a comparable level of multichannel premium programming. The Company's research indicates that multichannel programming is a popular attraction with its subscribers, as each programmer generally "counter programs" certain of its multiple channels; i.e., the programmer will, for example, run an action movie, a comedy movie and a family movie in the same general time slot. The Company's delivery of premium channels in multichannel format allows a USSB subscriber to receive multiple channels of a premium service at a price generally paid by cable subscribers for one premium channel.

     The Company's programming is currently available in four primary subscription packages: Entertainment Unlimited, Select Three, Select Two, and Select One. The Company's top programming package, Entertainment Unlimited, contains all of the premium movie channels offered by the Company. In addition to Entertainment Unlimited, as the package names imply, DIRECTV/USSB System owners can choose to put together their own package by selecting any one or any combination of the premium networks offered by the Company. Current subscription prices for the packages range from $10.99 to $32.99 per month. Management believes that the Company offers the greatest number of premium movie channels with the highest degree of flexibility as compared to its competitors.

     The Company makes its pay-per-view events available to all residential DIRECTV/USSB System owners. The Company also distributes some of its pay-per-view events to commercial establishments through a third party.

     The Company offers a complimentary channel to all DIRECTV/USSB System owners, whether or not they are USSB programming subscribers. This channel is currently utilized by the Company to broadcast marketing messages to maximize viewership of upcoming USSB programming, as well as for public service broadcasting. The Company also broadcasts in Spanish all of the programming which is provided to it with a Spanish language soundtrack.

     Since the DIRECTV/USSB System poses no technical barriers to receiving both USSB programming and DIRECTV programming, all purchasers of DIRECTV/USSB Systems have access to more than 200 channels of programming. DIRECTV programming currently includes approximately 50 channels of pay-per-view movies, as well as subscription sports packages, established basic networks and audio services.
The Company provides programming that complements DIRECTV's existing programming packages, thus maximizing the consumer appeal of the DIRECTV/USSB System. There is currently no overlap between USSB programming and DIRECTV programming.

     Local television stations are readily received using a standard television antenna with the DIRECTV/USSB System. DIRECTV/USSB System owners can easily switch between DIRECTV/USSB System programs and local stations by using the DIRECTV/USSB System remote control. According to the Company's research, approximately 60% of DIRECTV/USSB System households currently receive local programming signals from standard television antennas. DIRECTV/USSB System owners who are not able to receive local programming signals because of their distance from terrestrial broadcasting towers may receive national network programming through the DIRECTV/USSB System. Local programming is also available to DIRECTV/USSB System owners through a basic "lifeline" cable subscription.

DISTRIBUTION OF DIRECTV/USSB SYSTEMS

     Since its introduction four and one-half years ago, more than seven million DIRECTV/USSB Systems have been shipped to retailers. DIRECTV/USSB Systems are currently sold at over 26,000 retail locations, including national retailers such as Best Buy, Circuit City, Radio Shack, Sears and WalMart. DIRECTV/USSB Systems are also available at regional and independent consumer electronics stores, satellite specialty stores, and other specialty retailers including catalog, internet and television shopping networks. DIRECTV/USSB Systems are also distributed by National Rural Telecommunications Cooperative affiliates that sell satellite equipment predominately in rural areas. The Company has arrangements with the video subsidiaries of two regional telephone operating companies whereby such companies will market, sell and provide billing and customer service for DIRECTV/USSB System and USSB programming.

     DIRECTV/USSB Systems are currently manufactured and distributed by many of the most prominent consumer electronics companies, including: RCA, Sony, GE and Hughes Network Systems.

THE DIRECTV/USSB SYSTEM

     The DIRECTV/USSB System consists of an unobtrusive 18 inch satellite dish, an integrated receiver/decoder similar in size to a VCR and a remote control. The dish, which must be aimed in the direction of the 101DEG. west longitude orbital location, can be mounted on the exterior of the home. Company research indicates that approximately 57% of purchasers of DIRECTV/USSB Systems choose to install their units themselves, while the balance have their units professionally installed.

     The DIRECTV/USSB System has been designed to be as easy to use as a basic television set. The consumer-friendly remote control allows subscribers to quickly and easily access desired programming via a colorful on-screen program guide and menu system. Subscribers can create lists of favorite channels, limit access to certain types of programming and establish budget limits on pay-per-view selections. The remote control has been designed to be compatible with a wide variety of television sets, allowing subscribers to operate both the television set and the DIRECTV/USSB System with the same remote control.

     The DIRECTV/USSB System is also designed to receive local television broadcasts by using readily available television antennas. Many antennas on the market today provide convenient ways to receive local stations with the DIRECTV/USSB System.

     The DIRECTV/USSB System's on-screen programming guide provides convenient and easy-to-use information regarding all programming and channels, as well as program ratings for most programs carried by the premium services and permits parents to set rating limits and "lock out" programming which the subscriber does not wish to receive.

     The DIRECTV/USSB System is designed to be available (i.e., free from outages) 99.7% of the time. Outages are generally the result of severe storms passing between the satellite and the customer's dish or between the Company's transmission facility and the satellite.

OPERATIONS

     The Company's program suppliers deliver signals to the Company via commercial satellites, fiber optics or microwave transmissions. These signals are then uplinked, or transmitted, to the Company's transponders on the DBS-1 satellite, through antennas located at the Company's National Broadcast Center in Oakdale, Minnesota. DBS-1 then broadcasts the signal to DIRECTV/USSB System households. The Company also maintains a separate Auxiliary Broadcast Center which provides redundant uplinking capability.

     All of the Company's video channels are encrypted to prevent unauthorized reception of the signal. The conditional access system utilized in the DIRECTV/USSB System, which controls the encryption and decryption of the television signal, was developed and is operated by NDS Americas Inc. The signal processing system, which is responsible for the transmission of audio and video, was developed by Thomson. Both technologies were developed under contract with Hughes and are available for use by the Company pursuant to long-term agreements with Hughes.

     The conditional access system is controlled by a Conditional Access Management Center located in Castle Rock, Colorado, with a backup facility in Los Angeles, California. The conditional access system has many flexible features, allowing for subscription services and pay-per-view services on both an impulse and order-ahead basis.

     The Company's signal processing system and all DIRECTV/USSB Systems, regardless of manufacturer, fully comply with the main profile and the main level of the MPEG 2 digital compression standard. MPEG 2 is an international standard promulgated by the Moving Picture Expert Group. Compliance with MPEG 2 allows DIRECTV/USSB System manufacturers efficiencies in designing and manufacturing receivers. Even though the DIRECTV/USSB System is MPEG 2 compliant, it incorporates a number of proprietary technologies and may not be used by other high-power DBS broadcasters unless they obtain a license for such technologies from Hughes.

     The Company contracts out customer service and billing functions to Alliance Data Systems, Inc. ("ADS"). ADS's functions include the handling of orders from subscribers, establishing and maintaining customer accounts, inbound and outbound telemarketing, billing and remittance processing. All of ADS's interactions with subscribers are conducted under the Company's name. The Company seeks to provide the highest levels of customer service and believes that customer service is important in developing customer loyalty and in distinguishing its service from its competitors. The Company's contract with ADS will terminate in June 1999, with a "wind down" period available for up to 270 days thereafter. If the Merger is not completed, DIRECTV will provide billing and customer management systems to the Company for up to 18 months commencing July 1, 1999.

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

     In connection with the execution of the Merger Agreement, the Company and Hughes entered into a Replacement Payload Option Agreement which clarifies USSB's right to transponder capacity on a replacement satellite in the event the Merger Agreement is terminated due to a failure of the transponders on DBS-1. The Replacement Payload Option Agreement provides that, if the transponders on DBS-1 should fail, USSB may elect to purchase five transponders for $90 million on DIRECTV 1-R, a satellite under construction by Hughes. In addition, DIRECTV and the Company entered into a Channel Services Provision Agreement which provides that, if the transponders on DBS-1 should fail, DIRECTV will provide to USSB, on a full time basis, channel capacity and related services on two other satellites owned by Hughes at the 101DEG. orbital location sufficient to transmit and deliver four premium movie services to USSB subscribers. DIRECTV will continue to provide this channel capacity and services unless the Company fails to exercise its option to purchase the five transponders under the Replacement Payload Option Agreement within 30 days of notice of termination of the Merger Agreement by GM or Hughes.

     Under the Merger Agreement, on December 17, 1998, Hughes, DIRECTV Enterprises, Inc., a wholly-owned subsidiary of Hughes, and the Company filed applications with the FCC requesting consent to the transfer of control of the FCC License for USSB's five transponders on DBS-1 to Hughes. On April 1, 1999, the FCC staff issued an order approving the transfer of control of the FCC License for five transponders on DBS-1 and related earth station licenses to DIRECTV. This order will become final May 12, 1999, unless the FCC acts to set it aside before that date.

OTHER COMPANY ORBITAL LOCATIONS

     The FCC granted the Company a Construction Permit and Launch Authority (the "Permit"), held by USSB II, for satellites with three transponders at 110DEG. west longitude and eight transponders at 148DEG. west longitude. On June 24, 1998, the Company voluntarily returned to the FCC its authorization for eight transponders at 148DEG. west longitude. The return of the authorization at 148DEG. west longitude had no effect on the status of the Company's Permit for the 110DEG. orbital location.

     The Permit requires the Company to comply with specified construction and launch schedules. The FCC has the authority to revoke the Permit for the 110DEG. orbital location if the Company fails to comply with the FCC schedule for construction and launch. The Permit required that this additional DBS system be operational by December 1997 and the Company had timely requested an extension to December 1999 in which to complete the construction and launch of the remainder of its DBS system.

     Under the Merger Agreement, the Company and Hughes have agreed to cooperate and use their reasonable best efforts to maintain the Permit at the 110DEG. orbital location and to assign the Permit and the other FCC authorizations held by the Company to Hughes. The Company and Hughes have jointly filed an application for modification of authorization to move the DBS-1 satellite, which presently operates at the 101DEG. orbital location, to the 110DEG. orbital location to satisfy the FCC's due diligence requirements for the Permit.

     On April 1, 1999, the FCC staff issued an order approving the transfer of control of the Permit at the 110DEG. orbital location to DIRECTV, conditioned upon DIRECTV initiating service on the three transponders authorized at the 110DEG orbital location by December 31, 1999. This order will become final May 12, 1999, unless the FCC acts to set it aside before that date.

     The Company originally entered into contracts with Lockheed Martin for the construction of direct broadcast satellites at the 110DEG. orbital location (the "110DEG. Contract") and at the 148DEG. orbital location (the "148DEG. Contract"). As required by the Merger Agreement, the Company has canceled the 110DEG. Contract and has allowed the 148DEG. Contract to expire in accordance with its terms. Both actions were effective December 31, 1998. See "Regulatory Matters."

COMPETITION

     The Company's existing and potential competitors comprise a broad range of companies engaged in communications and entertainment, including cable operators, other direct-to-home satellite service providers, wireless cable operators, open video providers, electric utilities with existing fiber networks, television networks and home video products companies, as well as companies developing new technologies. The FCC has granted several entities authority to construct and launch satellites in the Ka-band which could provide direct-to-home services, potentially allowing customers to participate in activities from distance learning to interactive home shopping. One company has proposed using the Ka-band to uplink local television station signals within their Designated Market Areas and making such signals available to all DBS providers for sale by the DBS providers to subscribers. The Company anticipates that other DBS satellites will be launched at the 110DEG. west longitude and other orbital locations, increasing the number of competitors in the direct broadcast satellite market. Many of the Company's competitors have greater financial and marketing resources than the Company. The business of providing subscription and pay television programming is highly competitive and is changing rapidly due to consolidation in the industry. The Company expects that quality and variety of programming, quality of picture, service and cost will be the key bases of competition.

     The Company believes that the DIRECTV/USSB System has several advantages, including superior picture and sound quality compared to terrestrial broadcasters and most cable operators, its programming variety, its retail distribution network, well-established brand name manufacturers, advantageous orbital location and the limited capital expenditures required in the future. The DIRECTV/USSB System currently offers the broadest variety of programming available from any single source and employs the MPEG 2 digital compression standard which, the Company believes, results in a higher picture quality than any other existing domestic television broadcasting system. With the 101DEG. west longitude orbital slot, the Company (and DIRECTV) also have the most desirable location for reaching the entire continental United States with the least possibility of obstruction.

CABLE OPERATORS

     Cable television is currently available for purchase by as much as 97% of the approximately 98 million U.S. television households. The cable television industry is an established provider of television programming, with approximately 66% of total television households subscribing. Cable systems typically offer 30 to 80 channels at an average monthly subscription price of approximately $33.

     Cable television providers benefit from their entrenched position in the domestic consumer marketplace. Cable subscribers have relatively minimal up-front costs as compared to DIRECTV/USSB System households, which must purchase (or lease) and install the DIRECTV/USSB System. In addition, the cost of both USSB programming and DIRECTV programming may be higher than a subscriber would pay for cable service. Several cable companies have commenced programs to upgrade their systems to provide digital cable programming or add some digital capacity, which will provide their cable television customers with improved picture quality and sound and/or more channels. AT&T Corp. recently merged with Tele-Communications, Inc. ("TCI"), which will allow AT&T to upgrade TCI's existing cable systems, thereby increasing TCI's capacity to provide digital cable services. The Company expects that this merger will change the nature of TCI as a competitor because of the additional services, such as local telephone, available through AT&T.

SATELLITE PROGRAM PROVIDERS

     The FCC authorizes two types of satellite services for transmission of television programming: (i) high-power DBS and (ii) low-power (C-band) and medium-power (Ku-band) DBS. In addition, the FCC has authorized the use of Ka-Band satellites, although none have been launched. High-power DBS delivers high quality video and audio signals, can be received by an easily installed, 18 inch dish with virtually no signal interference and, depending on the satellite's orbital location, can be broadcast throughout the continental United States from a single satellite. Low- and medium-power DBS were intended by the FCC primarily for commercial use.

     The International Telecommunication Union, an agency of the United Nations, allocated to the United States 32 transponders at each of eight orbital locations for the provision of domestic high-power DBS service. Although the number of potential competitors in the high-power DBS market is limited by the number of orbital slots authorized for such service by the FCC and by regulatory authorities of adjoining countries, additional spectrum may be allocated to high-power DBS in the future, which would increase the number of orbital locations beyond the present eight. In addition, satellites regulated by foreign governments may, in the future, provide competitive DBS services under protocols between the United States and such foreign governments. Under a protocol between the United States and Mexico and another between the United States and Argentina, each country could provide service to the other country. If Canada were to enter into a similar protocol, Canada also has orbital locations which would permit DBS service to the United States.

DBS COMPETITORS

     The Company competes against other DBS providers in a rapidly changing and consolidating environment.

     The Company and DIRECTV were the first domestic providers of high-power DBS programming. DIRECTV broadcasts 185 channels from the 101DEG. west longitude orbital location shared with the Company, as compared with 25 channels currently offered by the Company. DIRECTV offers a broad range of sports programming and emphasizes pay-per-view movies and events and offers over 50 channels of "basic" programming. If the Merger is not completed, the Company and DIRECTV will continue to share the goal of promoting the DIRECTV/USSB System, but will continue to compete for subscriber revenues once the DIRECTV/USSB System is purchased by the consumer.

     EchoStar Communications Corporation ("EchoStar") provides service using four high-power DBS satellites, two at the 119DEG. west longitude orbital location, one at the 61.5DEG. west longitude orbital location, and one at the 148DEG. west longitude orbital location. EchoStar offers programming which includes many of the premium and basic channels available on the

DIRECTV/USSB System and is aggressively marketing its programming services and satellite dish as an alternative to the DIRECTV/USSB System. EchoStar manufactures the 18-inch satellite dish needed to receive its programming and thereby has greater control over the retail price of its satellite dish than the Company, but also bears the financial responsibility associated with this aspect of its business. On November 30, 1998, EchoStar announced an agreement to acquire the satellites and orbital locations of The News Corporation Limited and MCI Worldcom, Inc., which will give EchoStar the ability to broadcast from both 110DEG. west longitude and 119DEG. west longitude, significantly increasing EchoStar's broadcasting capacity.

     PRIMESTAR, Inc. ("PRIMESTAR") currently operates a 160-channel medium-power DBS service using leased satellite capacity at the 85DEG. west longitude orbital location. PRIMESTAR offers programming which includes many of the premium and basic channels available on the DIRECTV/USSB System. PRIMESTAR promotes its service as superior to cable and markets to the same general television viewers as the Company. On January 22, 1999, Hughes announced an agreement with PRIMESTAR to acquire the assets of the 2.3 million subscriber PRIMESTAR medium-power business. DIRECTV intends to operate the medium-power PRIMESTAR business for a period of approximately two years, during which time the PRIMESTAR subscribers will be offered the opportunity to transition to high-power DIRECTV service. In a related transaction, Hughes also announced an agreement to acquire the related high-power satellite assets owned by Tempo Satellite, Inc., a subsidiary of Tele-Communications, Inc., one of the owners of PRIMESTAR, consisting of one in-orbit satellite at 119DEG. west longitude, eleven high-power frequencies at 119DEG. west longitude, and a second satellite which has been constructed but not yet launched.

     Potential competitors may provide television programming at any time by leasing transponders from an existing satellite operator. However, the number of transponders available for lease on any one satellite is generally limited, making it difficult to provide sufficient channels for a viable system.

     The Company also competes with low-power (C-band) systems. These systems, which utilize a 4 to 8 foot dish, in the aggregate serve approximately 1.9 million subscribers.

TELEPHONE COMPANIES

     Certain regional telephone operating companies and long distance telephone companies could become significant competitors of the Company in the future. Several telephone companies have begun to enter the video programming market by creating cable subsidiaries, acquiring existing cable operators outside of the area they presently serve with telephone service, or by continuing their involvement with wireless cable systems. In addition, telephone companies can establish open video services, which they either can make available to television programmers or utilize themselves. Among other things, telephone companies have an existing relationship with virtually every household in their service area, substantial financial resources and an existing infrastructure. However, the Company has an agreement with Bell Atlantic Video Services Company for the marketing and sale of USSB programming. The Company also has an agreement with Southwestern Bell Video Services, Inc. for the sale and marketing of DIRECTV/USSB Systems and USSB programming to multiple dwelling units.

WIRELESS CABLE AND OTHER MICROWAVE SYSTEMS

     There are approximately 200 wireless cable systems in the United States, serving approximately 900,000 subscribers. These systems typically offer 20 to 40 channels of programming, which may include local programming; however, these systems will require substantial capital expenditures to upgrade to digital technology. The FCC has allocated spectrum for the Local Multipoint Distribution Service (LMDS), a form of wireless cable with increased bandwidth. Companies with rights for LMDS could become providers of competitive video services.

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

     The FCC has issued a license (the "License") to the Company which allows the Company to broadcast from the 101DEG. west longitude orbital location. DIRECTV is the only other entity licensed for the 101DEG. west longitude orbital location. No other entities can currently obtain transponders at 101DEG. west longitude.

     The License must be renewed at the end of its ten year term. FCC licenses are generally renewed in the ordinary course, absent misconduct by the licensee. Under the License, the Company is subject to FCC review primarily for the following: (i) standards regarding individual satellites (e.g., meeting minimum financial, legal and technical standards); (ii) avoiding interference with other satellites; and (iii) complying with rules the FCC has established specifically for high-power DBS satellite licenses. USSB II, Inc. ("USSB II"), a wholly owned subsidiary of the Company, holds the License and owns the five transponders. The Company and USSB II have entered into a Transponder Use Agreement, whereby the Company is granted the right to use the transponders. In addition, uplink facilities are separately licensed by the International Bureau of the FCC. The Company's National Broadcast Center and its Auxiliary Broadcast Center have each received an International Bureau license.

     The FCC granted the Company a Construction Permit and Launch Authority (the "Permit"), held by USSB II, Inc., for satellites with three transponders at 110DEG. west longitude and eight transponders at 148DEG. west longitude. On June 24, 1998, the Company voluntarily returned to the FCC its authorization for eight transponders at 148DEG. west longitude. The return of the authorization at 148DEG. west longitude had no effect on the status of the Company's Permit for the 110DEG. orbital location.

     The Permit requires the Company to comply with specified construction and launch schedules. The FCC has the authority to revoke the Permit for the 110DEG. orbital location if the Company fails to comply with the FCC schedule for construction and launch. The Permit required that this additional DBS system be operational by December 1997 and the Company had timely requested an extension to December 1999 in which to complete the construction and launch of the remainder of its DBS system.

     Under the Merger Agreement, on December 17, 1998, Hughes, DIRECTV Enterprises, Inc., a wholly-owned subsidiary of Hughes, and the Company filed applications with the FCC requesting consent to the transfer of control of all of the FCC authorizations held by USSB II, Inc.

to Hughes. On April 1, 1999, the FCC staff issued an order approving the transfer of control of the FCC License for the 101DEG. orbital location and related earth station licenses to DIRECTV.

     Under the Merger Agreement, the Company and Hughes have agreed to cooperate and use their reasonable best efforts to maintain the Permit at the 110DEG. orbital location and to assign the Permit to Hughes. The Company and Hughes have jointly filed an application for modification of authorization to move the DBS-1 satellite, which presently operates at the 101DEG. orbital location, to the 110DEG. orbital location to satisfy the FCC's due diligence requirements for the Permit. The FCC staff's April 1, 1999 order also approved the transfer of control of the FCC Permit at the 110DEG. orbital location to DIRECTV, conditioned upon DIRECTV initiating service on the three transponders authorized at the 110DEG. orbital location by December 31, 1999.

     Any petition requiring reconsideration by the FCC staff, or an application for review by the full commission of the April 1, 1999 order, must be filed by May 3, 1999. In addition, the FCC may determine to review the order on its own motion until May 11, 1999. Absent any of the foregoing, the April 1, 1999 order will become final on May 12, 1999.

     While the Company has generally been successful to date with respect to compliance with regulatory matters, there can be no assurance that the Company will succeed in obtaining and maintaining all requisite regulatory approvals for its operations.

     On February 26, 1998, the FCC released a Notice of Proposed Rulemaking. This Rulemaking seeks to streamline and simplify the Commission's rules governing DBS service. In addition to proposing changes in the processing and service Rules, the Rulemaking requests comments on ownership issues such as foreign ownership and horizontal concentration limitations on common ownership of cable and DBS providers in the multi-channel video program distribution market. At present, the Company is unable to determine the effects of such proposed rules on its operations or competitive position.

     On November 25, 1998, the FCC issued rules and regulations requiring DBS providers to set aside a discreet channel or channels constituting 4% of their total channel capacity for the presentation of national educational and informational programming by eligible programmers. On February 8, 1999 the FCC issued its Report and Order pursuant to which these rules become effective April 9, 1999 and the required programming must commence by December 8, 1999.

RELATIONSHIP WITH HUGHES

     The Company has an important business relationship and course of dealing with Hughes, based on their co-ownership of DBS-1, their shared use of the DIRECTV/USSB System (including its underlying technology) and their mutual objective to build and promote consumer acceptance and growth of the DIRECTV/USSB System. The relationship with Hughes dates back to 1991 and is based on contractual arrangements and a history of cooperation. The Company and Hughes (or an affiliate of Hughes) are parties to the following agreements:

     SATELLITE PAYLOAD PURCHASE AGREEMENT. In May 1991, the Company entered into a Satellite Payload Purchase Agreement (the "SPPA") with Hughes Communications Galaxy, Inc. ("HCG"). The SPPA provided for the purchase by the Company of a five-sixteenths interest in DBS-1, enabled the Company and DIRECTV to share the cost of satellite construction and launch and enabled the Company and DIRECTV to become the first high-power DBS satellite broadcasters in the United States. In addition, the SPPA provided that the Company would pay its fair share of the development and/or acquisition costs for the system technology, which includes conditional access, signal processing and other systems. Through this agreement, DIRECTV and the

Company utilize a common system and avoid any technical barriers to consumers subscribing to both USSB programming and DIRECTV programming.

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

     INTERIM TECHNOLOGY ACCESS AND COORDINATION AGREEMENT. The Company and HCG have entered into an Interim Technology Access and Coordination Agreement, which clarifies certain issues regarding the sharing of the technology underlying the DIRECTV/USSB System and sets forth the preliminary agreement on the sharing of development costs. In addition, DIRECTV has primary responsibility for security of the DIRECTV/USSB System and undertakes initiatives to detect signal piracy and implement countermeasures.

     In connection with the execution of the Merger Agreement, the Company and Hughes entered into a Replacement Payload Option Agreement which clarifies USSB's right to transponder capacity on a replacement satellite in the event the Merger Agreement is terminated due to a failure of the transponders on DBS-1. The Replacement Payload Option Agreement provides that, if the transponders on DBS-1 should fail, USSB may elect to purchase five transponders for $90 million on DIRECTV 1-R, a satellite under construction by Hughes. In addition, DIRECTV and the Company entered into a Channel Services Provision Agreement which provides that, if the transponders on DBS-1 should fail, DIRECTV will provide to USSB, on a full time basis, channel capacity and related services on two other satellites owned by Hughes at the 101DEG. orbital location sufficient to transmit and deliver four premium movie services to USSB subscribers. DIRECTV will continue to provide this channel capacity and services unless the Company fails to exercise its option to purchase the five transponders under the Replacement Payload Option Agreement within 30 days of notice of termination of the merger agreement by GM or Hughes.

     Even though the Company and DIRECTV compete for subscriber revenues from DIRECTV/USSB System households, there is currently no overlap between USSB programming and DIRECTV programming. In early 1998, the Company cooperated with DIRECTV in integrating its basic channels into DIRECTV's programming, so that USSB could concentrate on offering premium movie channels. Accordingly, both the Company and DIRECTV have a common interest in promoting awareness of the DIRECTV/USSB System, maximizing DIRECTV/USSB System sales and cooperating in joint marketing efforts to promote the DIRECTV/USSB System. See also "Marketing."

RISKS IF THE MERGER DOES NOT CLOSE

     The Company is preparing to close the Merger at the earliest practicable time. To prepare for the Merger, the Company has taken certain actions and refrained from taking other actions which could have an adverse effect on the Company if the Merger does not close. As required by the Merger Agreement, the Company has terminated the contract it had entered into with Convergys Information Management Systems for billing and customer management services and will be dependent upon DIRECTV for such services after June 1999. As also required by the Merger Agreement, the Company has terminated its contract with Lockheed Martin for satellite construction at the 110DEG. orbital location. The Company has paid termination charges in connection with these terminations, thereby reducing the Company's available cash resources. The Company has modified or curtailed certain of its marketing programs in preparation for the Merger. The Merger has also created some consumer and retail confusion about the on-going need to subscribe to USSB services. The Company could also be competitively disadvantaged if DIRECTV completes its acquisition of PRIMESTAR but fails to complete the Merger.

EMPLOYEES

     As of December 31, 1998, the Company employed 178 persons. None of the Company's employees are represented by a union and the Company believes its employee relations are satisfactory.

     In addition, pursuant to an Administrative Services Agreement between the Company and Hubbard Broadcasting, Inc. ("HBI"), the Company's largest shareholder, the Company receives services from certain executives of HBI and also from the tax, payroll, accounts payable, risk management, management information systems and legal staff of HBI. The Company incurred an aggregate charge of $1,252,000 for such services during the year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:


NAME                     AGE       POSITION WITH THE COMPANY
----                     ---       -------------------------
Stanley S. Hubbard       65        Chairman of the Board

Stanley E. Hubbard       37        Chief Executive Officer and President

Robert W. Hubbard        34        Executive Vice President

Gerald D. Deeney         75        Treasurer and Secretary

Bernard J. Weiss         45        Senior Vice President and
                                   Chief Financial Officer

Jan G. Schuth            41        Senior Vice President, Marketing


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

     GERALD D. DEENEY was elected Treasurer of the Company in June 1981 and Secretary in January 1996. Mr. Deeney has been with HBI for more than thirty-five years and has been Vice President and Treasurer of HBI for more than twenty-five years. In 1992, Mr. Deeney was elected a director of HBI.

     BERNARD J. WEISS joined the Company in January 1994, has served as Vice President of Finance and Administration of the Company since January 1995, and was elected Senior Vice President and Chief Financial Officer in May 1998. From April 1990 until January 1994, Mr. Weiss served in various financial and operating positions at Northwest Airlines, Inc., including Director of Budgets and Analysis. From June 1986 to 1990, Mr. Weiss served as Vice President and acting division head of the media and communications division of First Banks. Mr. Weiss is a Certified Public Accountant.

     JAN G. SCHUTH joined the Company in July 1997 as Vice President of Subscriber Marketing and was promoted to Senior Vice President, Marketing in October 1998. Ms. Schuth has 18 years of marketing experience, with expertise in loyalty marketing, advertising and incentives. Prior to joining the Company, Ms. Schuth was employed by Carlson Marketing Group.

                              ITEM 2.  PROPERTIES

     The Company utilizes the following facilities:

           FACILITY                LOCATION          SQUARE       OWNED OR LEASED
           --------                --------          FOOTAGE      ---------------
                                                     -------
 Executive Offices            St. Paul, Minnesota     17,080     Leased from HBI (a)
 National Broadcast Center    Oakdale, Minnesota      20,500     Owned
 Auxiliary Broadcast Center   St. Paul, Minnesota      1,300     Antennas and equipment
                                                                 are owned by the
                                                                 Company; roof site for
                                                                 antennas is leased
                                                                 from HBI (b)

(a) The lease for the Company's executive offices expires on June 30, 2000. The lease may be terminated by either party upon one (1) year's notice. When the Merger is completed this lease becomes terminable upon 60 days' notice.
(b) The Auxiliary Broadcast Center lease expires on June 30, 1999 and includes three five-year renewal options. When the Merger is completed this lease becomes terminable upon 60 days' notice.

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

     In November 1996, Personalized Media Communications, L.L.C. ("PMC") initiated a legal proceeding before the United States International Trade Commission ("ITC") and a separate proceeding in the United States District Court for the Northern District of California against DIRECTV/USSB system developers, manufacturers and programmers, including, among others, Hughes Network Systems, Thomson Consumer Electronics and other DIRECTV/USSB system manufacturers, DIRECTV, Inc., and the Company.

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

     On December 4, 1997, the ITC determined not to review the Administrative Law Judge's determination. On January 8, 1998, PMC filed a Petition to Review this decision of the ITC in the Court of Appeals for the Federal Circuit. The Court of Appeals for the Federal Circuit issued an opinion on November 24, 1998 (i) reversing the finding of the ITC that the claims in suit were invalid for indefiniteness, (ii) vacating the finding of the ITC that claim 7 was infringed and remanding that issue to the ITC for further consideration, (iii) affirming the ruling of the ITC that claim 6 was not infringed, and (iv) declining to review the holding of the ITC that claim 44 was likewise not infringed. In accordance with that opinion, the case has been remanded to the ITC for further proceedings.

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

     The Company denies that it has engaged in any acts of infringement, either directly or indirectly as alleged in PMC's complaint. Pursuant to a stipulated motion to stay the district court action pending the resolution of the ITC investigation, the district court entered an order to that effect.

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

     The Company has denied all material allegations in the complaint. While it is not possible to estimate the probable outcome of this proceeding at this time the Company intends to vigorously defend the action.

     WIC PREMIUM TELEVISION LTD. V. GENERAL INSTRUMENT CORPORATION, NEXT LEVEL SYSTEMS, INC., NEXT LEVEL SYSTEMS OF DELAWARE, INC., ET AL., SHOWTIME NETWORKS, INC., ET AL., RETAIL SALES AND MARKETING, INC., HOME BOX OFFICE, INC., WARNER COMMUNICATIONS, INC., JOHN DOE, ECHOSTAR COMMUNICATIONS CORPORATION, DISH LTD., ECHOSPHERE CORPORATION, UNITED STATES SATELLITE BROADCASTING COMPANY, INC., CORMAN PARK SATELLITE LTD., WARREN SUPPLY COMPANY, PROGRAMMERS CLEARING HOUSE, INC., RALPH WARREN, RONALD WARREN, RALPH WARREN AND RONALD WARREN CARRYING ON BUSINESS AS "PROGRAMMERS CLEARING HOUSE," AND AS "WARREN ACTIVATIONS," AND AS "WARREN RADIO & TELEVISION," AND AS "ENTERTAINMENT DIRECT," WARREN SUPPLY COMPANY CARRYING ON BUSINESS AS "BUILDERS EXPRESS," 4-12 ELECTRONICS CORPORATION, FREEDOM SATELLITE CORPORATION, CHRISTOPHER NELSON PERSONALLY AND CARRYING ON BUSINESS AS "SKYLIGHT HOME SATELLITE THEATER," CHRISTIAN NELSON, SHELDON NELSON AND VIACOM ENTERPRISES CANADA LIMITED, ET AL., in the Federal Court of Canada Trial Division, Court File No. T-1538-98 and in Judicial District of Edmonton, Court File No. 970316746-1998.

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

     The Company has not yet defended either complaint and is challenging the personal jurisdiction of the Canadian Courts over the Company. While it is not possible to estimate the probable outcome of these proceedings at this time, the Company intends to vigorously defend the actions.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

           ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

     The Company's Class A Common Stock trades on the Nasdaq National Market under the symbol "USSB." The following table sets forth the high and low closing sales prices for such stock as reported on the Nasdaq National Market for the calendar quarters indicated:

     CALENDAR YEAR                                 HIGH           LOW
     -------------                                 ----           ---
     1997
            First Quarter                        $14.250        $9.375
            Second Quarter                        11.750         8.250
            Third Quarter                          9.250         8.250
            Fourth Quarter                        10.750         7.625

     1998
            First Quarter                        $10.250        $7.563
            Second Quarter                        11.688         8.938
            Third Quarter                         11.688         5.625
            Fourth Quarter                        13.750         5.000


     On March 23, 1999, the last reported sale price of the Company's Class A Common Stock was $16.9375 per share. At that date, the Company had 669 Class A Common shareholders of record.

     The Company has not paid any cash dividends on its Class A Common Stock and does not intend to pay cash dividends for the foreseeable future. Earnings will be retained for use in the operation and expansion of the Company's business.

REPORT ON SALES OF SECURITIES AND USE OF PROCEEDS THEREFROM.

     Subsequent to the Company's initial public offering, effective January 31, 1996 (Registration No. 33-99906), and pursuant to the requirements of the Securities Act of 1933, as amended and as then in effect, the Company filed an initial report on Form SR with the Securities and Exchange Commission on May 10, 1996 and amendments thereto on November 12, 1996, May 12, 1997. Further information has been reported in the Company's Reports on Forms 10-K and 10-Q for the periods commencing with the quarter ended September 30, 1997.

     The following table sets forth the amount of direct or indirect payments to others from such effective date through December 31, 1998 which have changed since the most recently filed report on Form 10-Q.

USE OF PROCEEDS                          DIRECT OR INDIRECT PAYMENTS TO OTHERS
---------------                          -------------------------------------
Working Capital                                      $33,756,866
Purchase and Installation of Machinery
    and Equipment                                     32,706,606
Temporary Investments
    Short Term Treasuries                             43,764,303

               ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

United States Satellite Broadcasting Company, Inc. and Subsidiaries

SELECTED FINANCIAL AND OPERATING DATA

                                                                   For the Years Ended December 31
(In thousands, except per share data)                    1998        1997        1996        1995       1994
-------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenues                                             $550,801    $456,619    $292,624    $107,926     $5,132
Cost of sales                                         327,676     292,917     193,356      70,961      3,362
-------------------------------------------------------------------------------------------------------------
Gross margin                                          223,125     163,702      99,268      36,965      1,770
Operating expenses:
     Selling and marketing                            114,983      99,399     102,715      62,922     17,598
     Manufacturer incentive                            44,778      66,726      18,387           -          -
     Depreciation and amortization                     17,316      18,426      19,687      21,323     19,775
     General and administrative                        57,571      46,935      31,992      17,040     10,539
     Engineering and operations                        13,834       9,801      11,644       4,564      3,022
     Commissions to retailers                          13,232      14,537      13,909       6,813        307
     Early cancellation of contracts due to merger     22,130           -           -           -          -
     Management fees (a)                                    -           -           -       6,667          -
------------------------------------------------------------------------------------------------------------
         Net operating loss                           (60,719)    (92,122)    (99,066)    (82,364)   (49,471)
Other (income) expense:
     Interest expense                                       -           -       2,326       9,081      8,218
     Interest (income)                                 (4,067)     (4,919)     (6,244)     (1,556)    (1,352)
     Cost to terminate Credit Agreement                     -           -       9,504           -          -
     Other                                                (49)        103         307       1,489        526
------------------------------------------------------------------------------------------------------------
         Net loss                                    ($56,603)   ($87,306)  ($104,959)   ($91,378)  ($56,863)
---------------------------------------------------------------------------------------------------------------
Net loss per share - basic and diluted                 ($0.63)     ($0.97)     ($1.17)     ($1.02)    ($0.63)
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                    89,811      89,811      89,811      89,811     89,811

                                                                         At December 31
(In  thousands)                                        1998        1997        1996        1995        1994
------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Cash and cash equivalents                           $66,297     $68,646     $86,518     $19,683      $1,817
Working capital (deficit)                           (34,482)     (8,308)     31,065     (17,786)    (27,353)
Long-term investments                                 4,501       3,970       6,941      13,001      15,298
Total assets                                        190,111     206,310     217,354     149,571     130,472
Long-term debt                                            -           -           -     128,456      68,775
Shareholders' equity (deficit)                      (54,470)      2,099      89,477     (48,972)     41,728

(a) In connection with management services performed by Hubbard Broadcasting, Inc. ("HBI") for the Company during 1991 through 1994, the Company agreed to pay HBI an aggregate of $10.0 million, of which $3.3 million was accrued in 1992 and the remainder accrued in the third quarter of 1995, when it became likely certain preconditions to payment would be satisfied.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     The Company believes that forward-looking statements contained in this Report on Form 10-K (statements which are phrased in terms of anticipation, expectation, belief or the like or which refer to future events, developments or conditions) are "forward-looking statements" within the meaning of and are made pursuant to the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty. There are certain important factors that could cause results to differ materially from those anticipated by the statements made in this Report. Several of these factors are discussed under the headings "Overview" and "Risk Factors" below.

AGREEMENT AND PLAN OF MERGER

     The Company has entered into an Agreement and Plan of Merger dated as of December 11, 1998 (the "Merger Agreement") with General Motors Corporation, a Delaware corporation ("GM"), and its subsidiary, Hughes Electronics Corporation, a Delaware corporation ("Hughes"), pursuant to which, if certain conditions are satisfied, the Company will be merged with and into Hughes (the "Merger"). The Merger, which is subject to regulatory and shareholder approval, and to the satisfaction of other conditions contained in the Merger Agreement, is expected to take place in the first half of 1999. If the Merger is completed, each share of USSB stock will be converted, subject to certain limitations, into either (i) a fraction of a share of Class H Common Stock of GM equal to the exchange ratio provided in the Merger Agreement or (ii) cash equal to that exchange ratio multiplied by the 20-day volume-weighted average price of the GM Class H Common Stock (the "Merger Consideration"). The Merger Consideration is dependent upon the GM Class H common stock price and will not exceed $18.00 per share.

OVERVIEW

     The Company provides subscription television programming via a high-power direct broadcast satellite ("DBS") to households throughout the continental United States. The Company broadcasts a high quality digital television signal using a digital satellite system ("DIRECTV/USSB system"). The Company's programming is available to customers who have a DIRECTV/USSB system, which consists of an 18-inch satellite dish, a receiver/decoder and a remote control. At December 31, 1998, approximately 4.32 million households were authorized to receive programming services using the DIRECTV/USSB system, up from 3.24 million at December 31, 1997. All of the Company's gross revenues and identifiable assets relate to the Company's activities in this industry.

     The Company commenced commercial operations in June 1994 and has not generated net earnings to date. Excluding special merger-related charges, the Company achieved positive adjusted cash flow of $1.7 million (defined as earnings before interest, taxes, depreciation and amortization and the non-cash component of the Manufacturer Incentive program) in 1998. Management expects that losses will continue into 1999.

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

     The number of USSB paying subscribers grew to approximately 2,028,000 at December 31, 1998 from approximately 1,740,000 at December 31, 1997. Approximately 202,000 additional households were receiving a free promotional month of USSB programming as of December 31, 1998.

     In addition to tracking the absolute number of subscribers, management assesses the Company's penetration of its potential DIRECTV/USSB System market by comparing the number of USSB paying subscribers to the total number of households that have received the free promotional month of USSB programming ("convertible households"). Since the first month is free, the consumer's decision to purchase USSB programming is generally made by the consumer only after the free promotional month has been received. As a result, the category of DIRECTV/USSB system households includes households receiving the free promotional month that have not yet made their subscription decision.

     The following summary table shows, as of the end of each period, USSB paying subscribers, USSB promotional activations, USSB convertible households and the percentage of convertible households served by the Company. The estimated number of DIRECTV/USSB households is also shown.

SUBSCRIBER BASE:
(In thousands)

                                              TOTAL USSB
                                                PAYING                      PERCENT OF
                                              SUBSCRIBERS                      USSB
   FOR THE       USSB            USSB             AND           USSB        CONVERTIBLE
   QUARTER      PAYING        PROMOTIONAL     PROMOTIONAL    CONVERTIBLE    HOUSEHOLDS      ESTIMATED
    ENDED    SUBSCRIBERS(a)  ACTIVATIONS(b)   ACTIVATIONS   HOUSEHOLDS(c)    SERVED(d)    HOUSEHOLDS(e)
    -----    -------------   --------------   -----------   -------------   -----------   -------------
Dec. 31,
 1997            1,740             215           1,955          2,757           63%           3,238
March 31,
  1998           1,799             106           1,905          3,128           58%           3,467
June 30,
  1998           1,842             111           1,953          3,312           56%           3,667
Sept. 30,
  1998           1,929             150           2,079          3,522           55%           3,945
Dec. 31,
  1998           2,028             202           2,230          3,778           54%           4,324

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

(e) Total estimated number of households with active DIRECTV/USSB system units which are authorized to receive either USSB or DIRECTV programming as of the end of the period. Estimate based on cumulative DIRECTV/USSB system activations, less: (i) cumulative DIRECTV/USSB system deactivations, (ii) activations by dealers, manufacturing facilities, technical facilities and commercial locations known to the Company, and (iii) additional receivers in a single household, as of the end of such period. The Company makes periodic reconciliations to estimate the number of DIRECTV/USSB system households as accurately as possible.

     As of December 31, 1998, the Company achieved a penetration of convertible households of approximately 54%. Management believes that the reduction in the penetration percentage compared to previous quarters was affected by the closure of the Company's primary vendor of outbound telemarketing services without notice to the Company in November 1998, and by the announcement of the Merger, which created some consumer and retail confusion about the on-going need to subscribe to USSB services, as well as the remaining impact of the March 1998 change to an all-premium movie channel line-up.

     The Company's per subscriber and total revenues are shown below for the periods indicated. From time to time, the Company engages in certain promotional activities that include special rates for limited periods, which typically result in lower average per subscriber revenues for such promotional periods.

REVENUES:

(In thousands, except per subscriber data)

                                                               FOR THE QUARTER ENDED
                                                               ---------------------
                                            DEC. 31      SEPT. 30     JUNE 30      MARCH 31      DEC. 31
                                             1998          1998        1998          1998         1997
                                             ----          ----        ----          ----         ----
Average monthly subscription revenue
 per paying subscriber (a)                   $23.58       $23.53       $23.60       $24.22       $24.66

Total revenues (b)                          $144,685     $136,567     $132,710     $136,839     $128,769

(a)  Excludes pay-per-view event, commercial and TV GUIDE revenues.
(b)  Includes pay-per-view event, commercial and TV GUIDE revenues.

     The Company's annual churn rate for the year ended December 31, 1998 was 38.2%, compared to 24.7% for the year ended December 31, 1997. Churn rate represents the number of the Company's paying customers who terminated their subscriptions or whose subscriptions were terminated by the Company during such twelve month period, and who did not resubscribe during that period, expressed as a percentage of the total number of paying subscribers at the end of such period. Management believes that churn on an annual basis was significantly affected by the March 1998 programming changes. However, by the fourth quarter, churn had returned to levels experienced prior to the programming changes. Certain of the Company's promotional efforts may attract a higher percentage of short-term subscribers, thus increasing the Company's churn rate from time to time.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 TO 1997.

     REVENUE OVERVIEW. The Company's total revenues increased to $550.8 million for 1998 compared to $456.6 million for 1997. The revenue increase was primarily attributable to a larger subscriber base, offset by generally reduced subscription prices which were implemented March 10, 1998.

     REVENUES. The Company derives its revenues principally from monthly fees from subscribers for television programming. Revenues are primarily a function of the number of subscribers, the mix of programming packages selected by customers and the rates charged. The increase in revenues for the year ended December 31, 1998 compared to 1997 was primarily attributable to the increase in the number of paying subscribers to approximately 2,028,000 at December 31, 1998, up from approximately 1,740,000 at December 31, 1997, offset by a reduction in the average revenue per subscriber. The larger subscriber base increased revenues by approximately $116.8 million, and the reduction in the average revenue per subscriber decreased revenues by approximately $23.3 million.

     Pay-per-view revenues are included in the Company's total revenue. The revenues from such events are highly dependent on the type and number of pay-per-view events offered, which are expected to vary.

     COST OF SALES. Cost of sales consists of payments to programmers and the purchase of rights to broadcast event programming on a pay-per-view basis. The cost of programming increased to $327.7 million for the year ended December 31, 1998, compared to $292.9 million for the comparable period in 1997. The increase in the cost of programming was primarily the result of an increased number of subscribers from 1997. The Company's gross margin percentage increased to 40.5% for the year ended December 31, 1998 compared to 35.9% for the comparable period in 1997. The increase reflects the higher margins associated with the Company's all-premium movie channel line-up, as well as the achievement of certain volume-based discounts in programming costs. Generally, the gross margin percentage will vary based on the mix of programming packages taken by subscribers, the pay-per-view events, and the extent to which volume-based discounts from the Company's programming providers are realized.

     OPERATING EXPENSE OVERVIEW. Total operating expenses increased to $283.8 million for the year ended December 31, 1998, compared to $255.8 million for the comparable period in 1997. Excluding the special charges for early cancellation of contracts required by the Merger Agreement totaling $22.1 million, the total expenses increased $5.9 million, or 2.3%, from 1997. This increase was primarily attributable to the cost of providing the Company's services to a growing subscriber base, offset by reductions in the Manufacturer Incentive program expense.

     SELLING AND MARKETING. Selling and marketing costs include promotional and advertising costs, the costs of direct marketing and customer service and amounts expended pursuant to joint marketing efforts with other DIRECTV/USSB system participants. Selling and marketing expenses increased to $115.0 million for the year ended December 31, 1998 compared to $99.4 million for the comparable period in 1997. This increase was primarily attributable to increased customer service and on-going marketing expenditures associated with the growth of the Company's subscriber base which, together, totaled approximately $22.2 million, offset by a reduction in advertising expenditures of approximately $8.8 million. Expenses associated with the Company's telemarketing and direct mail marketing programs, which are directed at purchasers of DIRECTV/USSB Systems who activate with the Company, have increased as the number of such system activations has increased and as a result of increased costs under the Company's arrangements with its third-party customer service provider.

     MANUFACTURER INCENTIVE PROGRAM. Manufacturer Incentive program expense relates to financial incentive arrangements with certain manufacturers of DIRECTV/USSB System equipment. These arrangements have had the effect of contributing to certain DIRECTV/USSB System manufacturers lowering the price of systems. Such arrangements commit the Company to pay the manufacturers over a five-year period from the date new DIRECTV/USSB system households are authorized to receive programming. The entire expense and liability for such future commitments are established and recorded upon activation of the related DIRECTV/USSB system. Manufacturer Incentive program expenses totaled $44.8 million for the year ended December 31,

1998, compared to $66.7 million for the comparable period in 1997. The decrease in the Manufacturer Incentive program expense resulted primarily from lower rates with one manufacturer and a temporary reduction of costs with another manufacturer in accordance with the arrangement with such manufacturer. The Company expects the total expenses under the Manufacturer Incentive program to continue to be a significant component of the Company's operating expenses and cash flows.

     GENERAL AND ADMINISTRATIVE. General and administrative costs include in-orbit and general insurance costs, billing and remittance processing, staff functions such as finance and information services, and various administrative services provided by HBI. General and administrative expenses increased to $57.6 million for the year ended December 31, 1998, compared to $46.9 million for the comparable period in 1997. The increase was primarily attributable to increased billing and remittance processing costs of approximately $5.0 million resulting from the growth of the Company's subscriber base, and increased costs for certain other services under the Company's arrangements with its third-party subscriber management services provider of approximately $2.7 million.

     COMMISSIONS TO RETAILERS. Commissions to retailers consist of amounts paid by the Company to eligible DIRECTV/USSB system retailers whose customers become paying subscribers, and are intended to encourage retailers to promote the sale of DIRECTV/USSB systems and subscriptions to USSB programming. These expenses generally run for three years at decreasing rates for each subscriber year. Commissions to retailers were $13.2 million for the year ended December 31, 1998, compared to $14.5 million in the comparable period in 1997. The decrease in commission expense was primarily due to higher customer churn in 1998.

     ENGINEERING AND OPERATIONS. Engineering and operations expenses include the operation of the National Broadcast Center and the Auxiliary Broadcast Center, fees charged in connection with the operation of the conditional access system (which fees increase as subscriber levels increase) and satellite telemetry, tracking and control expenses. Engineering and operations expenses were $13.8 million for the year ended December 31, 1998, compared to $9.8 million for the comparable period ended 1997, which included a positive adjustment of $2.6 million to the previously recorded expense of a security card changeout program. In 1999, the Company may incur additional expenses in connection with its periodic upgrade to the security feature of the conditional access system.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses relate mainly to the Company's five-sixteenths ownership of DBS-1 and transmission equipment located both at the Company's National Broadcast Center and its Auxiliary Broadcast Center. Depreciation and amortization was $17.3 million for the year ended December 31, 1998, compared to $18.4 million for the comparable period in 1997.

     EARLY CANCELLATION OF CONTRACTS. As required by the Merger Agreement, the Company has canceled contracts with Lockheed Martin and Convergys Information Management Group Inc. In connection with the cancellation of these contracts, the Company has recorded a special one-time charge in the fourth quarter of 1998 of $20.7 million. This charge represents the total amount of the charge associated with such contract cancellations. The fourth quarter charge includes non-cash write-offs of satellite deposits of $7.6 million and development costs for subscriber management and billing systems of $1.3 million. The remainder of the fourth quarter charge consists of net contract termination fees, which were paid in January 1999. The charge of $22.1 million included in the statement of operations for the year ended December 31, 1998 also includes a write-off of satellite deposits of $1.43 million recorded in June 1998.

     NET LOSS. The Company recorded a net loss for the year ended December 31, 1998 of $56.6 million or $.63 per share, compared to a net loss of $87.3 million or $.97 per share, for 1997.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 AND 1996.

     REVENUE OVERVIEW. The Company's total revenues increased to $456.6 million for 1997, compared to $292.6 million for 1996. The revenue increase from year to year was primarily attributable to a larger subscriber base.

     REVENUES. The increase in revenues for the year ended December 31, 1997 compared to 1996 was primarily attributable to the increase in the number of paying subscribers to approximately 1,740,000 at December 31, 1997, up from approximately 1,220,000 at December 31, 1996, offset by a reduction in average revenue per subscriber. The increase in the subscriber base increased revenue by approximately $163.0 million, and the reduction in average revenue per subscriber decreased revenue by approximately $6.0 million.

     COST OF SALES. The cost of programming increased to $292.9 million for the year ended December 31, 1997, compared to $193.4 million for 1996. The increase in cost of programming for these periods was primarily the result of an increased number of subscribers. The Company's gross margin percentage increased to 35.9% for the year ended December 31, 1997 compared to 33.9% for the comparable period in 1996. Programming costs as a percent of programming revenues will vary based on the mix of programming packages taken by subscribers, the number and type of pay-per-view events, and the extent to which volume-based discounts from the Company's programming providers are realized.

     OPERATING EXPENSE OVERVIEW. Total operating expenses increased to $255.8 million for 1997, compared to $198.3 million for 1996. The increase was primarily attributable to the cost of providing the Company's services to a growing subscriber base, including increased marketing, customer service, security and encryption fees. The Manufacturer Incentive program also contributed to the increase.

     SELLING AND MARKETING. Selling and marketing expenses were $99.4 million for the year ended December 31, 1997, compared to $102.7 million for 1996. The decrease was primarily attributable to reduced advertising and marketing expenditures of approximately $14.2 million, offset partially by increased customer service expenditures of approximately $9.0 million associated with the growth of the Company's subscriber base.

     MANUFACTURER INCENTIVE PROGRAM. Manufacturer Incentive program expenses totaled $66.7 million for the year ended December 31, 1997, compared to $18.4 million for 1996. The Company began incurring expenses under the Manufacturer Incentive program in August 1996.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $46.9 million for 1997, compared to $32.0 million for 1996. The increase was primarily attributable to increased billing and remittance processing costs of approximately $4.0 million and increased bad debt expense of approximately $6.1 million, both resulting from the approximately 60% growth of the Company's subscriber base.

     COMMISSIONS TO RETAILERS. Commissions to retailers increased to $14.5 million for 1997, compared to $13.9 million for 1996. The increase reflected greater numbers of USSB subscribers, offset by the effect of lower per-subscriber commission rates over the lifetime of a subscriber.

     ENGINEERING AND OPERATIONS. Engineering and operations expenses were $9.8 million for 1997, compared to $11.6 million for 1996. Such expenses were higher during 1996 because the

Company incurred significant costs in connection with an upgrade to the conditional access system of approximately $4.2 million.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $18.4 million for 1997, compared to $19.7 million for 1996.

     NET OPERATING LOSS. The Company recorded a net operating loss for 1997 of $92.1 million, compared to a net operating loss of $99.1 million for 1996.

     INTEREST EXPENSE. The Company incurred no interest expense for 1997, compared to $2.3 million for 1996. The change in interest expense reflects changes in the amount and duration of the Company's borrowings during these periods.

     INTEREST INCOME. Interest income for 1997 was $4.9 million, compared to $6.2 million for 1996. Interest income in 1996 included the investment of the proceeds of the public offering of the Company's Class A Common Stock, which closed on February 6, 1996.

     NET LOSS. The Company recorded a net loss for 1997 of $87.3 million, or $.97 per share compared to $105.0 million, or $1.17 per share for 1996.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY AND CAPITAL RESOURCES. Cash and cash equivalents decreased to $66.3 million at December 31, 1998 from $68.6 million and $86.5 million at December 31, 1997 and 1996, respectively. The decrease in cash at December 31, 1998 from prior years primarily reflects the net operating results of the Company.

     The Company's cash flow from operations is primarily impacted by the net loss, depreciation and amortization, and the non-cash component of the Manufacturer Incentive program. In addition, cash and cash equivalents may fluctuate based upon subscriber growth and the timing of annual subscription renewals. Management believes that the Company's current cash position and cash generated from operations is adequate to meet anticipated operating expenses.

     As a result of the pending Merger, the Company has terminated its contracts requiring material capital expenditures, and had no material commitments for capital expenditures as of December 31, 1998. The Company does not expect to incur significant future capital expenditures. In connection with the Merger Agreement, the Company and Hughes have entered into a Replacement Payload Option Agreement which clarifies USSB's right to transponder capacity on a replacement satellite if the Merger Agreement is terminated due to the failure of the transponders on DBS-1. The Replacement Payload Option Agreement provides that USSB may elect to purchase five transponders at a fixed price of $90.0 million on DIRECTV 1-R, a satellite under construction by Hughes. In the event the Merger is not consummated because of the failure of DBS-1, the Company would require external financing
for such satellite capacity.   The Company believes that such financing would
be available.

     WORKING CAPITAL. Working capital at December 31, 1998 was a negative $34.5 million compared to a negative $8.3 million at December 31, 1997. This change resulted primarily from the Company's net loss in 1998, the increase in the current portion of the Manufacturer Incentive program obligation, and the payable resulting from the early cancellation of contracts required by the Merger Agreement. Management expects that working capital will remain negative through 1999 as the current portion of the Manufacturer Incentive program obligation increases. The Company's working capital at December 31, 1996 was $31.1 million, which reflected the proceeds of the public offering of the Company's Class A Common Stock in February 1996.

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

     WIC Premium Television, Ltd., an Edmonton, Alberta, Canada corporation, ("WIC") initiated two separate legal proceedings in the Federal Court of Canada Trial Division and in the Judicial District of Edmonton against numerous retailers, programming providers, and programming distributors, including the Company.

     The ultimate outcome of these matters and the resulting effect on the liquidity and financial position of the Company cannot be determined with certainty. Item 3, ""Legal Proceedings" contains additional information on these matters.

     CAPITAL EXPENDITURES. Capital expenditures for the year ended December 31, 1998 totaled $12.7 million, consisting primarily of satellite deposits and purchased computer hardware and software.

     NET OPERATING LOSS CARRYFORWARD. At December 31, 1998, the Company's net operating loss carryforward was $344.3 million for federal tax purposes.
Such carryforwards expire in the years 2000 through 2014.

YEAR 2000

     The Company has analyzed Year 2000 compliance issues related to its computer systems and technologies associated with delivering programming. Based on its current assessment, management believes that Year 2000 compliance will not pose significant operational issues. The Company is executing an implementation plan whereby all systems critical to managing the business will be made Year 2000 compliant. The implementation plan includes assessing and evaluating compliance and criticality of the various computer systems, executing resolution strategies, and testing and certification of the resolution efforts. Most of the Company's internal computer systems and applications and programming technologies were developed during the past several years and are substantially Year 2000 compliant. In addition, the Company is working with its other key vendors and suppliers, including its programming providers and current customer service and billing vendor, to assure that the vendors' systems will be Year 2000 compliant. The Company has been informed in writing by its current customer service and billing vendor that such vendor expects to be substantially Year 2000 compliant by July 1999, and the Company believes that all its key vendors will be Year 2000 Compliant, and expects to receive written assurance from such vendors.

     If the pending Merger closes, Hughes, as the surviving corporation, will acquire all of the assets and vendor contracts of the Company.

     If the Merger does not close, the Company and DIRECTV have agreed that DIRECTV will provide USSB with billing and subscriber management services commencing July 1, 1999. The Company has been informed in writing by DIRECTV that DIRECTV expects its billing and customer management system to be substantially Year 2000 compliant by June 1999.

     In the event the Merger is not completed, and DIRECTV is not Year 2000 compliant, the Company would continue to use its current customer service and billing vendor to provide customer service and billing services at an increased cost. The Company believes the worst case scenario would occur if both its current billing and customer service provider and DIRECTV failed to become Year 2000 compliant. Under these circumstances, the Company's operations and its ability to provide customer service and billing would be materially adversely affected.

     The Company has begun to incur expenses related to the analysis and implementation of Year 2000 resolution. The cost of all Year 2000 renovation has been expensed in accordance with the Company's financial policies. The Company's current and expected costs relating to Year 2000 issues are not material to its results of operations.

SEASONALITY

     Sales of DIRECTV/USSB System units are subject to seasonal sales patterns experienced by the consumer electronics industry. As the Company's subscriber base has increased, it does not appear that seasonality has had a material effect on the Company's revenues to date, although seasonality may affect the rate of subscriber growth and levels of prepaid subscriptions in any given quarter.

RISK FACTORS

     The Company is preparing to close the Merger at the earliest practicable time and has commenced steps to integrate its business into DIRECTV's. So long as the Company continues to operate on a stand-alone basis, or if the Merger is not completed, there are certain important factors that could cause actual results to differ materially from those anticipated by the statements made in this Report on Form 10-K. Such factors include the uncertain level of ultimate demand for the DIRECTV/USSB System and USSB's programming, the effects of changes in USSB's and DIRECTV's programming offerings, USSB's continuing ability to offer competitive programming, and the competitive disadvantage of not closing the announced Merger.

     In addition, competitive issues, including changes by other DBS competitors to their product offerings and pricing strategies, and the effect of digital cable programming and digital broadcast television service, which may be used for multichannel programming or high definition television (HDTV) and the entry of new competitors into video programming, such as electric utilities and regional operating telephone companies, could adversely affect the Company. The Company anticipates that other DBS satellites will be launched at the 110DEG. west longitude and other orbital locations, thereby increasing the competition in the satellite broadcasting market.

     All of the Company's programming is carried on a single satellite, DBS-1, which the Company co-owns with DIRECTV. In connection with the execution of the Merger Agreement, DIRECTV and the Company entered into a Channel Services Provision Agreement which provides that, subject to the terms of that Agreement, DIRECTV will provide to USSB, on a full time basis, channel capacity and related services on two other satellites owned by Hughes at the 101DEG. orbital location sufficient to transmit and deliver a limited number of premium movie services to USSB subscribers. Not all of the channels currently carried by the Company could be carried under this arrangement.

     The Company is also subject to the effects of, and costs associated with, litigation involving the technology and the intellectual property associated with the DIRECTV/USSB System. DIRECTV has initiated the use of the mark "DIRECTV System" to identify the DIRECTV/USSB system in lieu of the formerly-used "DSS" mark. If the Merger is not completed, such use could adversely affect the Company.

     The Company is also dependent on third-party programmers, and on vendors, including those providing customer service and billing services. If the Merger is not completed, DIRECTV has agreed in the Merger Agreement to provide billing and customer management systems to the Company commencing on the later of July 1, 1999 or upon termination of the Merger Agreement. The Company has terminated its contract for subscriber management services with Convergys Information Management Group Inc. as required by the Merger Agreement, and the Company will be dependent upon DIRECTV to provide such services if the Merger is not completed. The Company is also dependent upon the continued effectiveness of the security and signal encryption features of the DIRECTV/USSB System.

     Such factors as increases in costs, including programming costs, in excess of those anticipated by the Company; sufficient availability of DIRECTV/USSB systems at retail; potential adverse governmental regulations and actions; and overall economic conditions may also adversely affect the Company. The Telecommunications Act of 1996 significantly deregulated the telecommunications industry. The effect of such deregulation on the Company's business, results of operations and financial condition cannot be predicted. See Part I, Item I, "Business - Competition" of this Report on Form 10-K for a further discussion of certain of these risks.

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

United States Satellite Broadcasting Company, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

                                                                                             As of December 31,

------------------------------------------------------------------------------------------------------------------
(In thousands, except share and per share data)                                                1998           1997
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                 $  66,297      $  68,646
Trade accounts receivable, less allowance of $5,986 and $6,074
     at December 31, 1998 and 1997, respectively                                             47,843         44,992
Prepaid expenses and other                                                                    8,856         11,832
------------------------------------------------------------------------------------------------------------------
         Total current assets                                                               122,996        125,470
------------------------------------------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT
Land                                                                                            351            351
Buildings and improvements                                                                    5,106          5,075
Equipment                                                                                   150,249        138,264
------------------------------------------------------------------------------------------------------------------
                                                                                            155,706        143,690
Less - Accumulated depreciation                                                             (96,548)       (79,235)
------------------------------------------------------------------------------------------------------------------
         Total property and equipment, net                                                   59,158         64,455
------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
Satellite deposits                                                                                -          8,380
Long-term investments                                                                         4,501          3,970
Other                                                                                         3,456          4,035
------------------------------------------------------------------------------------------------------------------
         Total other assets                                                                   7,957         16,385
------------------------------------------------------------------------------------------------------------------
                                                                                          $ 190,111      $ 206,310
------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity (Deficit)
CURRENT LIABILITIES
Accounts payable and accrued expenses                                                     $  65,743      $  60,599
Deferred revenue                                                                             52,956         56,156
Manufacturer Incentive obligation                                                            25,579         17,023
Contract cancellation payable                                                                13,200              -
------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                          157,478        133,778
------------------------------------------------------------------------------------------------------------------

MANUFACTURER INCENTIVE OBLIGATION                                                            77,103         60,433
DUE TO HBI                                                                                   10,000         10,000
COMMITMENTS AND CONTINGENCIES (NOTE 4)
SHAREHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.01 par value, 50 million shares authorized; none issued
    or outstanding                                                                                -              -
Class A Common Stock -
     Participating, voting, $.0001 par value, 500 million shares authorized,
         29,390,450 and 16,172,601 shares issued and outstanding at December 31, 1998
         and 1997, respectively                                                                   2              2
Common Stock -
     Participating, voting, $.0001 par value, 100 million shares authorized,
         60,422,825 and 73,638,174 shares issued and outstanding at December 31, 1998
         and 1997, respectively                                                                   7              7
Additional paid-in capital                                                                  374,896        374,877
Accumulated deficit                                                                        (429,380)      (372,777)
Accumulated other comprehensive income (deficit)                                                  5            (10)
------------------------------------------------------------------------------------------------------------------
Total shareholders' equity (deficit)                                                        (54,470)         2,099
------------------------------------------------------------------------------------------------------------------
                                                                                          $ 190,111      $ 206,310
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated balance sheets.

United States Satellite Broadcasting Company, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the Years Ended December 31,

(In thousands, except per share data)                                    1998           1997           1996
-----------------------------------------------------------------------------------------------------------
REVENUES                                                            $ 550,801      $ 456,619      $ 292,624
COST OF SALES                                                         327,676        292,917        193,356
-----------------------------------------------------------------------------------------------------------
GROSS MARGIN                                                          223,125        163,702         99,268

OPERATING EXPENSES
Selling and marketing                                                 114,983         99,399        102,715
Manufacturer Incentive                                                 44,778         66,726         18,387
General and administrative                                             57,571         46,935         31,992
Commissions to retailers                                               13,232         14,537         13,909
Engineering and operations                                             13,834          9,801         11,644
Depreciation and amortization                                          17,316         18,426         19,687
Early cancellation of contracts due to merger (Note 2)                 22,130              -              -
-----------------------------------------------------------------------------------------------------------
     Net operating loss                                               (60,719)       (92,122)       (99,066)

-----------------------------------------------------------------------------------------------------------

OTHER (INCOME) EXPENSE
Interest expense                                                            -              -          2,326
Interest (income)                                                      (4,067)        (4,919)        (6,244)
Cost to terminate Credit Agreement                                          -              -          9,504
Other                                                                     (49)           103            307
-----------------------------------------------------------------------------------------------------------
     Net loss                                                       ($ 56,603)     ($ 87,306)     ($104,959)
-----------------------------------------------------------------------------------------------------------
     Net loss per share - basic and diluted                         ($   0.63)     ($   0.97)     ($   1.17)
-----------------------------------------------------------------------------------------------------------
     Weighted average shares outstanding - basic and diluted           89,811         89,811         89,811


The accompanying notes are an integral part of these consolidated financial statements.

United States Satellite Broadcasting Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                   Class A
                                                                   -------
                                                                 Common Stock                       Common Stock
                                                                 ------------                       ------------
(In thousands, except per share data)                       Shares           Amount            Shares          Amount

-----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT) AT DECEMBER 31, 1995          16,876        $       2           72,935        $       7

Conversion of shares pursuant to
      Recapitalization                                      (16,876)              (2)          16,876                2
Conversion of notes and cancellation of
      warrants                                                    -                -            7,412                1
Conversion of shares available for
      overallotment                                           1,245                -           (1,245)               -
Transfer of common stock from HBI                                 -                -          (15,712)              (2)
Sale of Class A common stock for
      $27 per share, net                                      8,300                1                -                -
Conversion of shares pursuant to
      certain shareholder rights                              5,570                1           (5,570)              (1)
Media credits utilized                                            -                -                -                -
Unrealized loss on investments                                    -                -                -                -
Net loss                                                          -                -                -                -
-----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT) AT DECEMBER 31, 1996          15,115                2           74,696                7
Conversion of shares pursuant to
      certain shareholder rights                              1,058                -           (1,058)               -
Media credits utilized                                            -                -                -                -
Media credits cancelled                                           -                -                -                -
Unrealized gain on investments                                    -                -                -                -
Net loss                                                          -                -                -                -
-----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT) AT DECEMBER 31, 1997          16,173                2           73,638                7
Conversion of shares pursuant to
      certain shareholder rights                             13,215                -          (13,215)               -
Issuance of Class A Common stock                                  2                -                -                -
Unrealized gain on investments                                    -                -                -                -
Net loss                                                          -                -                -                -
-----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT) AT DECEMBER 31, 1998          29,390        $       2           60,423        $       7
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------


                                                                            Additional                      Accumulated
                                                                             Paid-In       Accumulated         Other
(In thousands, except per share data)                      Warrants          Capital         Deficit       Comprehensive
                                                                                                          Income (Deficit)
--------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT) AT DECEMBER 31, 1995       $   7,350        $ 127,423        ($180,512)       $     154

Conversion of shares pursuant to
      Recapitalization                                            -                -                -                -
Conversion of notes and cancellation of
      warrants                                               (7,350)          44,491                -                -
Conversion of shares available for
      overallotment                                               -                -                -                -
Transfer of common stock from HBI                                 -                -                -                -
Sale of Class A common stock for
      $27 per share, net                                          -          206,200                -                -
Conversion of shares pursuant to
      certain shareholder rights                                  -                -                -                -
Media credits utilized                                            -                -                -                -
Unrealized loss on investments                                    -                -                -             (176)
Net loss                                                          -                -         (104,959)               -
--------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT) AT DECEMBER 31, 1996               -          378,114         (285,471)             (22)
Conversion of shares pursuant to
      certain shareholder rights                                  -                -                -                -
Media credits utilized                                            -                -                -                -
Media credits cancelled                                           -           (3,237)               -                -
Unrealized gain on investments                                    -                -                -               12
Net loss                                                          -                -          (87,306)               -
--------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT) AT DECEMBER 31, 1997               -          374,877         (372,777)             (10)
Conversion of shares pursuant to
      certain shareholder rights                                  -                -                -                -
Issuance of Class A Common stock                                  -               19                -                -
Unrealized gain on investments                                    -                -                -               15
Net loss                                                          -                -          (56,603)               -
--------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT) AT DECEMBER 31, 1998               -        $ 374,896        ($429,380)       $       5
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------


                                                           Unused
                                                            Media
(In thousands, except per share data)                      Credits            Total

------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT) AT DECEMBER 31, 1995         ($3,396)       ($ 48,972)

Conversion of shares pursuant to
      Recapitalization                                            -                -
Conversion of notes and cancellation of
      warrants                                                    -           37,142
Conversion of shares available for
      overallotment                                               -                -
Transfer of common stock from HBI                                 -               (2)
Sale of Class A common stock for
      $27 per share, net                                          -          206,201
Conversion of shares pursuant to
      certain shareholder rights                                  -                -
Media credits utilized                                          243              243
Unrealized loss on investments                                    -             (176)
Net loss                                                          -         (104,959)
------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT) AT DECEMBER 31, 1996          (3,153)          89,477
Conversion of shares pursuant to
      certain shareholder rights                                  -                -
Media credits utilized                                          (84)             (84)
Media credits cancelled                                       3,237                -
Unrealized gain on investments                                    -               12
Net loss                                                          -          (87,306)
------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT) AT DECEMBER 31, 1997               -            2,099
Conversion of shares pursuant to
      certain shareholder rights                                  -                -
Issuance of Class A Common stock                                  -               19
Unrealized gain on investments                                    -               15
Net loss                                                          -          (56,603)
------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIT) AT DECEMBER 31, 1998               -        ($ 54,470)
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

United States Satellite Broadcasting Company, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Years Ended December 31
(In thousands)                                                                1998             1997             1996
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Loss                                                                 ($ 56,603)       ($ 87,306)       ($104,959)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities -
     Depreciation and amortization                                          17,316           18,426           19,687
     Deferred loan origination fees charged to expense in
          connection with termination of Credit Agreement                       --               --            5,465
     Early cancellation of contracts due to merger                           9,030               --               --
     Media credits utilized                                                     --              (84)             243
     Change in operating items:
          Trade accounts receivable                                         (2,850)          (2,590)         (25,532)
          Prepaid expenses and other current assets                          2,975           (6,969)            (278)
          Accounts payable and accrued expenses                              5,144            8,679           19,851
          Contract cancellation payable                                     13,200               --               --
          Deferred revenue                                                  (3,200)           9,036           23,943
          Manufacturer Incentive                                            25,225           59,146           14,632
          Other                                                                563           (3,829)            (852)
--------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) operating activities          10,800           (5,491)         (47,800)
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of and deposits on equipment                                      (12,668)         (14,854)          (5,487)
Purchase of investments                                                       (500)              --               --
Proceeds from sale of investments                                               --            3,000            5,996
--------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) investing activities         (13,168)         (11,854)             509
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Advances from (repayments to) affiliated companies                              --             (527)            (637)
Proceeds from debt borrowings                                                   --               --              485
Repayment of debt                                                               --               --          (91,922)
Proceeds from sale of common stock                                              19               --          206,200
--------------------------------------------------------------------------------------------------------------------
               Net cash provided by (used in) financing activities              19             (527)         114,126
--------------------------------------------------------------------------------------------------------------------
               Increase (decrease) in cash and cash equivalents             (2,349)         (17,872)          66,835

CASH AND CASH EQUIVALENTS, beginning of period                              68,646           86,518           19,683
--------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                 $  66,297        $  68,646        $  86,518
--------------------------------------------------------------------------------------------------------------------

NONCASH TRANSACTIONS
Conversion of notes and cancellation of warrants                         $      --        $      --        $  44,491
--------------------------------------------------------------------------------------------------------------------
Expiration of unused media credits                                       $      --        $   3,237        $      --
--------------------------------------------------------------------------------------------------------------------

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid during the period for -
     Interest                                                            $      --        $      --        $      --
     Income taxes                                                        $      --        $      --        $      --
--------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

     United States Satellite Broadcasting Company, Inc. and Subsidiaries ("USSB" or the "Company") provide subscription television programming via a high-power direct broadcast satellite ("DBS") to households throughout the continental United States. The Company broadcasts a high quality digital television signal using a digital satellite system ("DIRECTV/USSB System"). The Company's programming is available to customers who have a DIRECTV/USSB unit, which consists of an 18-inch satellite dish, a receiver/decoder and a remote control. All of the Company's gross revenues and identifiable assets relate to the Company's activities in this industry.

     Hubbard Broadcasting, Inc. ("HBI") beneficially owned 51.8% of the Company as of December 31, 1998 and 1997, and had approximately 73.4% of the total voting power at December 31, 1998.

     Until July 1, 1994, the Company was a development stage company. The Company has incurred losses since its inception and had an accumulated deficit of approximately $429.4 million as of December 31, 1998. Management anticipates that losses will continue into 1999.

     The Company has entered into an Agreement and Plan of Merger dated as of December 11, 1998 (the "Merger Agreement") with General Motors Corporation, a Delaware corporation ("GM"), and its subsidiary Hughes Electronics Corporation, a Delaware corporation ("Hughes"), pursuant to which, if certain conditions are satisfied, the Company will be merged with and into Hughes (the "Merger") (See Note 2).

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned Subsidiaries, including USSB II, Inc. ("USSB II"). USSB II owns the Company's satellite transponders and holds the Company's FCC licenses and permits (see Note 4). All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents, which consist primarily of short-term United States Treasury-backed securities with original maturities of less than 90 days, are stated at cost, which approximates fair value.

INVESTMENTS

     Long-term investments at December 31, 1998, consist primarily of a U.S. Treasury security maturing in 1999, which the Company classifies as available-for-sale. The Treasury security bears interest at 5.5% and its aggregate amortized cost approximated its market value of

$4,001,000 at December 31, 1998. Unrealized gains and losses are reported as other comprehensive income.

MANUFACTURER INCENTIVE PROGRAM

     The Company's costs under its financial incentive arrangements with manufacturers of DIRECTV/USSB System equipment are charged to expense as incurred. See Note 4 for additional disclosure regarding these arrangements.

RETAILER COMMISSIONS

     The Company generally pays commissions to eligible retailers for their customers who are current USSB subscribers. Commissions paid are charged to expense over the related subscription period. Accrued retailer commissions totaled $5,262,000 at December 31, 1998 and $5,996,000 at December 31, 1997.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is provided using accelerated and straight-line methods based on estimated useful lives as follows:

            Satellite Transponders            10 years
            Other Equipment                   5-10 years
            Buildings & Improvements          31 years

FINANCIAL INSTRUMENTS

     Unless otherwise indicated, the recorded value of the Company's financial instruments approximates their fair value.

REVENUE RECOGNITION

     Programming revenues are recorded when the respective services are rendered. Subscriptions received in advance of the delivery of the related programming are recorded as deferred revenue.

ADVERTISING AND PROMOTIONS

     Costs for advertising and promotional materials and activities (including the cost, if any, of programming provided to current or prospective customers free of charge) are charged to expense as incurred.

RESEARCH AND DEVELOPMENT

     Costs related to the Company's research and development efforts are charged to expense as incurred.

INCOME TAXES

     Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities. These differences will result in taxable or deductible amounts in the future based on enacted tax laws and are applicable to the periods in which the differences are expected to affect taxable income.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130), effective January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive earnings and its components in financial statements. Comprehensive income is defined as changes in equity of a business enterprise during a period except those resulting from investment by owners and distributions to owners. The adoption of SFAS No. 130 had no impact on the Company's statements of operations or shareholders' equity as of December 31, 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet either as an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company will be required to adopt SFAS No. 133 no later than January 1, 2000. The Company has not entered into any derivative financial instruments as of December 31, 1998. As a result, adoption of SFAS No. 133 would currently have no impact on the Company. In the future, if the Company were to enter into derivative financial instruments which are covered by SFAS No. 133, volatility in earnings and other comprehensive income could be increased.

2.   AGREEMENT AND PLAN OF MERGER

The Company has entered into an Agreement and Plan of Merger dated as of December 11, 1998 (the "Merger Agreement") with General Motors Corporation, a Delaware corporation ("GM"), and its subsidiary Hughes Electronics Corporation, a Delaware corporation ("Hughes"), pursuant to which, if certain conditions are satisfied, the Company will be merged with and into Hughes (the "Merger"). The Merger, which is subject to regulatory and shareholder approval, and to the satisfaction of other conditions contained in the Merger Agreement, is expected to take place in the first half of 1999. If the Merger is completed, each share of USSB stock will be converted, subject to certain limitations, into either (i) a fraction of a share of Class H Common Stock of GM equal to the exchange ratio provided in the Merger Agreement or
(ii) cash equal to that exchange ratio multiplied by the 20-day volume-weighted average price of the GM Class H Common Stock (the "Merger Consideration"). The Merger Consideration is dependent upon the GM Class H Common Stock price and will not exceed $18.00 per share.

     As required by the Merger Agreement, the Company has canceled contracts with Lockheed Martin and Convergys Information Management Group Inc. In connection with the cancellation of these contracts, the Company recorded a special one-time charge in the fourth quarter of 1998 of $20.7 million. This charge represents the total amount of the charge associated with such contract cancellations. The fourth quarter charge includes non-cash write-offs of satellite deposits of $7.6 million and development costs for subscriber management and billing systems of $1.3 million. The remainder of the fourth quarter charge consists of net contract termination fees, which were paid in January 1999. The charge of $22.1 million included in the statement of operations for the year ended December 31, 1998 also includes a write-off of satellite deposits of $1.43 million recorded in June 1998.

3.   SHAREHOLDERS' EQUITY

RECAPITALIZATION AND INITIAL PUBLIC OFFERING

     In the third quarter of 1995, the Company decided to proceed with an initial public offering of its Class A Common Stock. In connection with the offering, on January 31, 1996, the Company effected a recapitalization of the Company's capital structure.

     Prior to the recapitalization, the Company's capitalization consisted of two classes of common stock (referred to herein as "old common stock" and "old class A common stock"). Terms of the recapitalization included (i) a change in the authorized capital of the Company to consist of 100,000,000 shares of Common Stock, 500,000,000 shares of Class A Common Stock and 50,000,000 shares of undesignated Preferred Stock; (ii) the conversion of the Company's old common stock and old class A common stock into shares of Common Stock; (iii) the conversion of certain convertible subordinated promissory notes into shares of Common Stock and the cancellation of warrants issued to the holders of those notes; (iv) a 75-for-one split of the new capital stock; and (v) the contribution by HBI of 8,300,000 shares of Common Stock in connection with the public offering and 7,411,950 shares of Common Stock in connection with conversion of the convertible subordinated promissory notes, pursuant to HBI's agreements with certain current shareholders, in order to prevent those shareholders from experiencing dilution in their ownership of the Company. The Company's consolidated financial statements are presented as if the above changes in authorized capital and the 75-for-one split of new capital stock had been effective for all periods presented.

     The offering (which closed on February 6, 1996) consisted of the sale by the Company of 8,300,000 shares of Class A Common Stock at $27.00 per share, generating proceeds of approximately $206.2 million, net of underwriting commissions and other expenses incurred in connection with the offering.

     Pursuant to the over-allotment provisions in the underwriting agreement, certain shareholders who had purchased shares of the Company's capital stock in previous private placements sold 1,245,000 shares of newly converted Class A Common Stock in connection with the offering. The Company did not receive any of the proceeds of such sales.

CONVERSION RIGHTS

     On May 1, 1996, approximately 3.1 million shares of the Company's Common Stock, with 10 votes per share, automatically converted into Class A Common Stock, with one vote per share, at a conversion ratio of 1:1. On July 30, 1996, the remainder of the Company's Common Stock, with 10 votes per share, became eligible, at the option of the holders thereof, to convert into Class A Common Stock, with one vote per share, at a conversion ratio of 1:1.

     In accordance with certain shareholder agreements, prior to the Company's initial public offering, the ownership percentages of certain shareholders, other than HBI, were protected from dilution, based on total outstanding shares of 89,810,775, until the ownership of HBI was reduced to 51%. In connection with the Company's initial public offering, 15,711,950 shares of old common stock were contributed by HBI to the Company for no consideration in 1996. In addition, certain shareholders holding 22,645,350 shares of Common Stock have certain "piggy-back" rights to participate in certain public offerings of the Company's stock and certain "co-sale" rights to include all or a portion of their shares in certain sales by HBI of its stock of the Company.

UNUSED MEDIA CREDITS

     In connection with a sale of old class A common stock in 1994, the Company received a $5.0 million media credit. The unused balance of the media credit at December 31, 1997 ($3.2 million) was canceled by the Company.
 Such cancellation was recorded as a reduction of additional paid-in capital to reflect the actual net proceeds realized from the original stock sale.

CONVERTIBLE SUBORDINATED PROMISSORY NOTES

     During 1994, the Company issued and sold unsecured convertible subordinated promissory notes (the "Notes") for $34.5 million. The Notes were subject to mandatory conversion into shares of old class A common stock equal to the face amount of the Notes divided by $5.66 if the gross proceeds of an initial public offering of the Company were to exceed $50 million at an offering price of at least $7.00 per share. Such conversion occurred as part of the recapitalization at which time the Notes (including cumulative accretion) had a recorded balance of $37.1 million. Issued with the convertible subordinated promissory notes were warrants valued at $7.5 million, which were canceled as a part of the recapitalization.

STOCK-BASED COMPENSATION

     In December 1995, the Company's shareholders approved a stock option plan (the "1995 Plan") and, in November 1996, the Company's shareholders approved a Non-Employee Director Stock Option Plan (the "1996 Non-Employee Director Plan") (together, the "Option Plans"). The Option Plans authorize the granting of options to purchase up to an aggregate of 2,150,000 shares of Class A Common Stock. The 1995 Plan provides for employees, officers and consultants of the Company to be granted options to purchase Class A Common Stock of two types: (i) those that qualify as incentive stock options ("Incentive Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and (ii) those that do not qualify as Incentive Options ("Nonstatutory Options"). All options granted under the 1996 Non-Employee Director Plan are Nonstatutory Options. The Option Plans are administered by the Compensation Committee. Under the 1995 Plan, the Compensation Committee determines the persons who are to receive options, the terms and the number of shares subject to each option and whether the option is to be an Incentive Option or a Nonstatutory Option. The options vest equally over a four or five year period, and are exercisable over ten years from the date of grant. The 1996 Non-Employee Director Plan provides for the automatic, non-discretionary, grant of options. Information regarding the Option Plans is as follows:


                                                                  Years Ended December 31,
                        ---------------------------------------------------------------------------------------------------------
                                           1998                             1997                                1996
                        ----------------------------------- ---------------------------------   ---------------------------------
                        Shares                    Weighted  Shares                   Weighted    Shares                  Weighted
                        Under                     Average   Under                    Average     Under                   Average
                        Option                    Exercise  Option                   Exercise    Option                  Exercise
                        Plan     Exercise Price   Price     Plan     Exercise Price  Price       Plan    Exercise Price   Price
----------------------------------------------------------------------------------------------------------------------------------
 Outstanding
  at beginning of year  690,000  $7.75 - $36.00    $19.58   439,700  $11.50 - $36.00  $26.55      --              --        --
 Granted                 60,000  $6.19 - $10.00     $8.20   260,300   $7.75 - $12.00   $8.04   475,300   $11.50 - $36.00    $26.62
 Exercised               (2,500)         $13.75    $13.75        -               -       -        --              --        --
 Forfeited              (42,600) $7.75 - $27.00    $17.12   (10,000) $11.50 - $27.00  $24.45   (35,600)  $27.00 - $28.50    $27.45
                        -------- --------------    ------   -------  ---------------  ------   -------   ---------------    ------
 Outstanding            704,900  $6.19 - $36.00    $18.82   690,000   $7.75 - $36.00  $19.58   439,700   $11.50 - $36.00    $26.55
  at end of year
 Exercisable            217,547  $7.75 - $36.00    $21.87   103,946   $7.75 - $36.00  $23.64    11,000            $11.50    $11.50
  at end of year
 Weighted average         $5.92                               $5.24                             $17.72
  fair value of options
  granted

     As of December 31, 1998, the outstanding stock options granted in 1996 have a remaining contractual life of approximately seven years and the outstanding stock options granted in 1997 have a remaining contractual life of approximately eight years.

     The Company accounts for the Option Plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Option Plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), the Company's pro forma net loss and pro forma loss per share would have been as follows (in thousands):

                                                                                 Years Ended December 31
                                                                           1998             1997              1996
                                                                           ----             ----              ----
Net loss                                          As Reported            $(56,603)        $(87,306)        $(104,959)
                                                  Pro Forma              $(58,418)        $(88,670)        $(112,750)
Net loss per share - basic and diluted            As Reported               $(.63)           $(.97)           $(1.17)
                                                  Pro Forma                 $(.65)           $(.99)           $(1.26)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rates of 5.1% in 1998 and 6.3% in 1997; expected life of 10 years for 1998 and 1997; expected volatility of 57.3% in 1998 and 39.5% in 1997.

4.   COMMITMENTS AND CONTINGENCIES

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

     The FCC granted the Company a Construction Permit and Launch Authority (the "Permit"), held by USSB II, for satellites with three transponders at 110DEG. west longitude and eight transponders at 148DEG. west longitude. On June 24, 1998, the Company voluntarily returned to the FCC its authorization for eight transponders at 148DEG. west longitude. The return of the authorization at 148DEG. west longitude had no effect on the status of the Company's Permit for the 110DEG. orbital location.

     The Permit requires the Company to comply with specified construction and launch schedules. The FCC has the authority to revoke the Permit for the 110DEG. orbital location if the Company fails to comply with the FCC schedule for construction and launch. Under the Merger Agreement, the Company and Hughes have agreed to cooperate and use their reasonable best efforts to maintain the Permit at the 110DEG. orbital location. In connection therewith, the Company and Hughes have jointly filed an application for modification of authorization to move the DBS-1 satellite, which presently operates at the 101DEG. orbital location, to the 110DEG. orbital location to satisfy the FCC's due diligence requirements. On April 1, 1999, the FCC staff issued an order approving the transfer of control of the FCC authorization for construction at the 110DEG. orbital location to DIRECTV, conditioned upon DIRECTV initiating service on the three transponders authorized at the 110DEG. orbital location by December 31, 1999.

     Under the Merger Agreement, on December 17, 1998, Hughes, DIRECTV Enterprises, Inc., a wholly-owned subsidiary of Hughes, and the Company also filed applications with the FCC requesting consent to the transfer of control of all of the FCC authorizations held by USSB II, Inc. to Hughes. The FCC staff's April 1, 1999 order also approved the transfer of control of the FCC license for five transponders at the 101DEG. orbital location and related earth station licenses to DIRECTV.

     Any petition requesting reconsideration by the FCC staff, or application for review of the April 1, 1999 order by the full Commission, must be filed by May 3, 1999. In addition, the FCC may determine to review the order on its own motion until May 11, 1999. Absent any of the foregoing, the April 1, 1999 order will become final on May 12, 1999.

     While the Company has generally been successful to date with respect to compliance with regulatory matters, there can be no assurance that the Company will succeed in obtaining and maintaining all requisite regulatory approvals for its operations.

LOCKHEED MARTIN ASTRO SPACE AGREEMENT

     The Company originally entered into contracts with Lockheed Martin for the construction of direct broadcast satellites at the 110DEG. orbital location (the "110DEG. Contract") and at the 148DEG. orbital location (the "148DEG. Contract"). As required by the Merger Agreement, the Company has canceled the 110DEG. Contract and has allowed the 148DEG. Contract to expire in accordance with its terms. Both actions were effective December 31, 1998. The Company has recorded charges related to these cancellations, which represent the total amount of the charges associated with such cancellations (See Note 2).

ADVERTISING AND PROMOTIONS

     The Company has entered into commitments to purchase or participate in joint purchases of broadcast, print and other media for advertising and promotional purposes. At December 31, 1998, such commitments totaled $4.0 million due through June 30, 1999, with the non-cancelable portion of such commitments totaling $3.0 million.

INSURANCE

     The Company maintains business interruption and in-orbit insurance coverages at levels management considers necessary to address the normal risks of operating via communications satellite, including damage, destruction or failure of the satellite or its transponders. Additionally, the Company maintains general liability and directors' and officers' insurance coverages.

SATELLITE

     All of the Company's programming is carried on a single satellite, DBS-1, which the Company co-owns with DIRECTV, a subsidiary of Hughes Electronics Corporation. As previously reported, a spacecraft control processor ("SCP") aboard the DBS-1 satellite failed on July 4, 1998, and control of DBS-1 was automatically switched to the spare SCP without interruption of service. In connection with the execution of the Merger Agreement, DIRECTV and the Company entered into a Channel Services Provision Agreement which provides that, subject to the terms of that Agreement, DIRECTV will provide to USSB, on a full time basis, channel capacity and related services on two other satellites owned by Hughes at the 101DEG. orbital location sufficient to transmit and deliver a limited number of premium movie services to USSB subscribers. At the same time, the Company and Hughes also entered into a Replacement Payload Option Agreement which clarifies USSB's right to transponder capacity on a replacement satellite , in the event the Merger Agreement is terminated due to the failure of the transponders on DBS-1. The Replacement Payload Option Agreement provides that USSB may elect to purchase five transponders at a fixed price on DIRECTV 1-R, a satellite under construction by Hughes.

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

     In September 1998, WIC Premium Television, Ltd., an Edmonton, Alberta, Canada corporation, ("WIC") initiated two separate legal proceedings in the Federal Court of Canada Trial Division and in the Judicial District of Edmonton against numerous retailers, programming providers, and programming distributors, including the Company. This action is in the preliminary stages of discovery and management has not reached a judgment regarding whether WIC may be entitled to damages or any remedies from the Company.

     Item 3 of this Report on Form 10-K contains additional information on these matters.

     The Company is also exposed to other litigation encountered in the normal course of business. In the opinion of management, the resolution of these other litigation matters of which the Company is aware will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

MANUFACTURER INCENTIVE PROGRAM

     On August 26, 1996, the Company, together with DIRECTV, entered into financial incentive arrangements with certain manufacturers of DIRECTV/USSB System equipment to assist these manufacturers in lowering the price of DIRECTV/USSB Systems. Such arrangements, which run for up to four years depending on manufacturer, commit the Company to pay the manufacturers over a five-year period from the date new DIRECTV/USSB System households are authorized to receive programming. The expense and liability for such future commitments are established and recorded upon activation of the related DIRECTV/USSB System. For the years ended December 31, 1998 and 1997, the Company charged to expense $44.8 and $66.7 million, respectively, representing the full amount of those future obligations for the Manufacturer Incentive program incurred for the sale of DIRECTV/USSB Systems to new households. Cash paid in 1998 related to the Manufacturers Incentive program was $21.8 million.. Future obligations totaled $102.7 million at December 31, 1998, payable in the following years:


                                            In Thousands
                1999                        $25,579
                2000                         25,417
                2001                         25,196
                2002                         18,250
                2003                          8,240

     While the amounts to be incurred in the future by the Company under these arrangements cannot be precisely estimated, the Company expects that as the level of retail DIRECTV/USSB system unit sales increase, the cash flow related to these arrangements will increase accordingly.

     The fair value of the future obligation at December 31, 1998 is approximately $86.0 million and has been calculated by discounting the future cash flows at the Company's estimated incremental borrowing rate.

5.   RELATED-PARTY TRANSACTIONS

Certain officers and directors of the Company are also employed by, and spend a significant portion of their time on, the businesses of HBI and its affiliates other than the Company. Each person who is a director has indicated to the Company that, should a conflict of interest arise, he will promptly disclose such conflict to the Company's Board of Directors and refrain from voting on such matter as a director.

DUE TO HBI

     Debt due to HBI consists principally of amounts accrued for management services valued at $10.0 million provided to the Company by HBI during the years 1992 through 1994 under an agreement which expired June 30, 1994. The balance does not bear interest. The Company was contingently obligated to pay these amounts and they will not become due until, in the board of director's opinion, adequate resources exist. As a result of certain significant financial performance thresholds, USSB management discontinued accruing the $3.3 million annual charge after 1992 and did not intend to accrue any additional charges until and unless it was determined payment could be considered probable. When the Company decided to proceed with its initial public stock offering, the board of directors determined that it became likely that certain preconditions would ultimately be satisfied, and therefore made payment of this obligation probable. Accordingly, during the quarter ended September 30, 1995, the Company accrued as an operating expense the remaining $6.7 million of its management fee obligation. In connection with the execution of the Merger Agreement, Hughes has agreed to pay the accrued management fee of $10 million to HBI on the first anniversary of the closing date of the Merger, but not later than April 1, 2000.

     HBI provides certain general and administrative services to the Company under an agreement that is renewed annually. The Company incurred a charge of $1,252,000 for such services for the year ended December 31, 1998, $1,124,000 for 1997, and $978,000 for 1996. The Company also purchases programming, engineering services and other services from other entities affiliated with HBI. Amounts included in the accompanying consolidated statements of operations which were purchased from these affiliated entities were $4.6 million in 1998, $5.4 million in 1997, and $3.8 million in 1996. The Company believes that the services provided between the Company and HBI and its subsidiaries and affiliates, and by entities with which certain directors are affiliated, are on terms comparable to those available from third parties and that such terms are reasonable.

OTHER

     The Company's employees participate in a 401(k) plan sponsored by HBI. Under the terms of the plan, the Company may make annual base contributions and can match participant contributions for each year. HBI made contributions to the plan on behalf of the Company's employees (which amounts were reimbursed by the Company) of $237,000 for the year ended December 31, 1998, $157,000 during 1997 and $116,000 during 1996.

6.   INCOME TAXES

     The Company's deferred tax assets and liabilities, all of which are long-term, are summarized as follows (in thousands):

                         Deferred Tax Asset (Liability)
         -----------------------------------------------------------------------------
                                                           As of December 31
         -----------------------------------------------------------------------------
                                                         1998              1997
         -----------------------------------------------------------------------------
         Deferred tax assets:
              Manufacturer Incentive                     41,073        $  30,983
              Preoperating capitalized costs                314            2,201
              Capitalized interest                            -              181
              Management services                         4,000            4,337
              Other                                       3,800            3,995
              Net operating loss carryforward           137,738          121,825
                                                        -------          -------
                 Total deferred tax assets              186,925          163,522
         Deferred tax liabilities:
              Depreciation                              (15,951)         (15,149)
                                                        --------         --------
                 Total deferred tax liability           (15,951)         (15,149)
         -----------------------------------------------------------------------------
         Valuation allowance                            170,974         (148,373)
         -----------------------------------------------------------------------------
                 Net deferred tax balance             $     -          $     -
         -----------------------------------------------------------------------------

     The Company has net operating losses for federal tax reporting purposes totaling $344.3 million available for carryover to subsequent years as of December 31, 1998, expiring in years 2000 through 2014. The valuation allowance applied against the Company's net deferred tax assets increased by $22.6 million for the year ended December 31, 1998, $37.5 million for 1997, and $39.3 million for 1996.

     The Company and HBI file separate federal tax returns and a combined state tax return in Minnesota and New Mexico. HBI has benefited from this unitary relationship as it has utilized USSB losses to reduce its combined income subject to apportionment in Minnesota and New Mexico through December 31, 1996. The benefit that HBI realized was approximately $0.1 million for the year ended December 31, 1998, $0.2 million for 1997, and $1.4 million for 1996. This unitary relationship has reduced the Company's Minnesota net operating loss carryforward. Benefits realized by HBI in years preceding 1994 were not significant. Under a tax sharing agreement dated November 30, 1995, HBI has agreed to reimburse the Company for such benefits in the year they would otherwise have been realized by the Company. In connection with the execution of the Merger Agreement, HBI has agreed to pay Hughes, as the successor to the Company, an amount sufficient to satisfy this obligation on the first anniversary of the closing date of the Merger, but not later than April 1, 2000.

7.   QUARTERLY CONDENSED FINANCIAL INFORMATION (UNAUDITED)

     Summarized unaudited quarterly data for 1998 and 1997 is as follows (in thousands, except per share amounts):

                                      First Quarter  Second Quarter   Third Quarter  Fourth Quarter   Full Year
-----------------------------------------------------------------------------------------------------------------------
1998
Revenues                                   $136,839        $132,710        $136,567        $144,685    $550,801
Cost of Sales                                84,656          78,742          80,225          84,053     327,676
                                             ------          ------          ------          ------     -------
Gross Margin                                 52,183          53,968          56,342          60,632     223,125
Operating Expenses                           62,316          62,899          66,204          92,425     283,844
                                             ------          ------          ------          ------     -------
Net Operating Loss                          (10,133)         (8,931)         (9,862)        (31,793)    (60,719)
Other (income) expense, net                  (1,004)         (1,041)         (1,132)           (939)     (4,116)
                                            -------         -------         -------           -----     -------
Net Loss                                     (9,129)         (7,890)         (8,730)        (30,854)    (56,603)
                                             ------          ------          ------          ------     -------
                                             ------          ------          ------          ------     -------
Weighted Average Shares Outstanding          89,811          89,811          89,811          89,811      89,811
                                             ------          ------          ------          ------     -------
                                             ------          ------          ------          ------     -------
Net loss per share - basic and diluted       $(0.10)         $(0.09)         $(0.10)         $(0.34)     $(0.63)
                                             ------          ------          ------          ------     -------
                                             ------          ------          ------          ------     -------

1997
Revenues                                    $99,231        $114,236        $114,383        $128,769    $456,619
Cost of Sales                                64,930          73,223          73,557          81,207     292,917
                                             ------          ------          ------          ------     -------
Gross Margin                                 34,301          41,013          40,826          47,562     163,702
Operating Expenses                           57,925          51,620          70,082          76,197     255,824
                                             ------          ------          ------          ------     -------
Net Operating Loss                          (23,624)        (10,607)        (29,256)        (28,635)    (92,122)
Other (income) expense, net                  (1,174)         (1,324)         (1,109)         (1,209)     (4,816)
                                            -------         -------         -------         -------     -------
Net Loss                                    (22,450)         (9,283)        (28,147)        (27,426)    (87,306)
                                             ------          ------          ------          ------     -------
                                             ------          ------          ------          ------     -------
Weighted Average Shares Outstanding          89,812          89,811          89,811          89,821      89,811
                                             ------          ------          ------          ------     -------
                                             ------          ------          ------          ------     -------
Net loss per share - basic and diluted       $(0.25)         $(0.10)         $(0.31)         $(0.31)     $(0.97)
                                             ------          ------          ------          ------     -------
                                             ------          ------          ------          ------     -------

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To United States Satellite Broadcasting Company, Inc.


     We have audited the consolidated balance sheets of United States Satellite Broadcasting Company, Inc. (a Minnesota corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Satellite Broadcasting Company, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP
Minneapolis, Minnesota,
January 22, 1999

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table provides certain information with respect to the members of the Board of Directors. Three directors, the Class A Directors, are elected solely by the holders of Class A Common Stock. The remaining directors are elected by the holders of the Class A Common Stock and the holders of Common Stock, voting as a single class. On May 28, 1998, Robert E. Torray was appointed to the Board of Directors to fill a vacant board position.

CLASS A DIRECTORS             Age
-----------------             ---
Peter F. Frenzer              64

William D. Savoy              34

Louis G. Zachary, Jr.         40

OTHER DIRECTORS               Age
---------------               ---

Stanley S. Hubbard            65

Stanley E. Hubbard            37

Robert W. Hubbard             34

Herbert S. Schlosser          72

David S. Allen                69

Frank N. Magid                67

Peter G. Skinner              54

John W. Marvin                51

Ward L. Quaal                 79

Robert E. Torray              61

     Information with respect to Messrs. Stanley S. Hubbard, Stanley E. Hubbard and Robert W. Hubbard and the other executive officers of the Company is contained in Part I, Item 1 of this Report on Form 10-K under the heading "Business - Executive Officers of the Registrant," and is incorporated herein by reference.

     HERBERT S. SCHLOSSER was elected a director of the Company in March 1994. Since 1986, Mr. Schlosser has served as Senior Advisor with Schroder & Co. Inc. Mr. Schlosser was Executive Vice President of RCA Corporation from 1978 until 1985 and prior to that was President of the National Broadcasting Company. Mr. Schlosser is also a director of Data Broadcasting Corporation, a financial data communications company, and Central European Media Enterprises

Ltd., a company which holds interests in private commercial television stations in central and eastern Europe.

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

     PETER G. SKINNER was elected a director of the Company in March 1994. Since 1985, Mr. Skinner has been General Counsel, Secretary, and Executive Vice President (since 1998) for Dow Jones & Company, Inc. ("Dow Jones").

     JOHN W. MARVIN was elected a director of the Company in March 1994. Since 1974, Mr. Marvin has held various positions with Marvin Lumber and Cedar Company, including Plant Manager, Board Member and Chief Operating Officer.

     WARD L. QUAAL was elected a director of the Company in September 1982. Mr. Quaal has been President of Ward L. Quaal Company, management consultants to the broadcasting industry, since October 1974. Previously, he was President of Tribune Broadcasting Company. Mr. Quaal is a recipient of the Distinguished Service Award from the National Association of Broadcasters, and was named to the Broadcasting Hall of Fame by BROADCASTING & CABLE magazine.

     PETER F. FRENZER was elected to the Board of Directors in July 1996. Mr. Frenzer recently retired from Nationwide Insurance Enterprise after 21 years of service. From 1991 to 1996, he was President of Nationwide Life Insurance Company and, from 1981 to 1995, he was Chief Investment Officer of Nationwide Insurance Enterprise.

     WILLIAM D. SAVOY was elected a director of the Company in March 1994.
Since 1990, Mr. Savoy has served as President of Vulcan Northwest Inc., managing the personal finances of Paul Allen, and Vice President of Vulcan Ventures, Inc. ("Vulcan"), a venture capital fund wholly owned by Paul Allen. From 1987 until November 1990, Mr. Savoy was employed by Layered, Inc. and became its President in 1988. Mr. Savoy serves on the Advisory Board of DreamWorks SKG and also serves as a director of CNET, Inc., Harbinger Corporation, Metricom, Inc., Telescan Inc., Ticketmaster Online-CitySearch, and USA Networks, Inc.

     LOUIS G. ZACHARY, JR. was elected to the Board of Directors of the Company in July 1996. Mr. Zachary is a Managing Director in the investment banking department of Credit Suisse First Boston Corporation, which he joined in 1981.

     ROBERT E. TORRAY was appointed to the Board of Directors of the Company in May 1998. Mr. Torray is chief executive officer of the Robert E. Torray & Co., Inc., an investment management company he founded in 1972. He is also president of The Torray Corporation, manager of The Torray Fund, and chairman of Birmingham Capital Management Company, which he founded in 1983.

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

COMMITTEE AND BOARD MEETINGS

     The Company's Board of Directors has an Audit Committee which (i) reviews the Company's quarterly and annual financial statements, its filings on Forms 10-K and 10-Q and earnings releases regarding financial results, (ii) makes recommendations regarding the Company's independent public accountants and scope of their services, (iii) reviews the adequacy of accounting policies, compliance assurance procedures and internal controls, (iv) reviews auditors' independence and (v) reports to the Board on the adequacy of disclosures and adherence to accounting principles. Messrs. Marvin, Skinner and Savoy comprised the Audit Committee during 1998. The Audit Committee met seven times during the year ended December 31, 1998.

     The Company's Board of Directors has a Compensation Committee which (i) reviews compensation philosophy and major compensation plans for executives,
(ii) administers the Company's stock option plans and (iii) approves the compensation of the Company's executive officers. Messrs. Frenzer, Quaal and Schlosser comprised the Compensation Committee during the Transition Period. The Compensation Committee met two times during the year ended December 31, 1998.

     The Company's Board of Directors has a Nominating Committee, which makes recommendations to the Board of Directors as to nominees for election to the Board. Messrs. Stanley S. Hubbard, Allen and Magid comprised the Nominating Committee during 1998. The Nominating Committee did not meet during the year ended December 31, 1998.

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

     During 1998, the Board held four meetings. Each director attended 75% or more of the meetings of the Board held while each was a director during 1998 and of the meetings of Committees of which he was a member during 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No member of the Compensation Committee was, during the year ended December 31, 1998 or previously, an officer or employee of the Company.

     Mr. Quaal is the President of Ward L. Quaal Company, which performs government relations work for both the Company and HBI. The Company has paid approximately $72,000 during the year ended December 31, 1998, and $61,000 and $142,000 in 1997 and 1996, respectively, to such company.

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


                        ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The Summary Compensation Table shows compensation information for the Company's Chief Executive Officer and the four most highly compensated executive officers of the Company for services rendered in all capacities during the years ended December 31, 1998, 1997 and 1996.

                                                                  ANNUAL COMPENSATION
                                                                                                ALL OTHER
NAME AND PRINCIPAL                                           SALARY             BONUS         COMPENSATION
POSITION                                 PERIOD                ($)              ($)                ($ )
                                         ------                ---              ---                ----
Stanley E. Hubbard                        1998               350,000          125,000                --
CEO, President                            1997               350,000               --                --
                                          1996               231,539               --                --

Robert W. Hubbard                         1998               250,000          125,000                --
Executive V.P.                            1997               250,000               --                --
                                          1996               180,770               --                --

Mary Pat Ryan (1)                         1998               161,726           66,000             6,400 (2)
Sr. V.P., Marketing                       1997               225,000          100,000             6,400 (2)
                                          1996               229,327          100,000             6,000 (2)

Bernard J. Weiss                          1998               160,286           75,000             6,400 (2)
Sr. V.P. and CFO                          1997               140,000           50,000             6,000 (2)
                                          1996               137,308               --                --

Jan G. Schuth                             1998               150,232           75,000             3,000 (2)
Sr. V.P., Marketing                       1997                55,945           10,000                --
                                          1996                    --               --                --

(1)  Ms. Ryan resigned from the Company August 25, 1998.
(2) Consists of a matching contribution made by the Company to such executive officer's 401(k) plan.

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

OPTION/SAR GRANTS IN YEAR ENDED DECEMBER 31, 1998

                                           PERCENT OF                                           POTENTIALLY REALIZABLE VALUE
                          NUMBER OF      TOTAL OPTIONS/                                           AT ASSUMED ANNUAL RATES
                         SECURITIES           SARS                                                     OF STOCK PRICE
                         UNDERLYING        GRANTED TO      EXERCISE OR                                APPRECIATION FOR
                        OPTIONS/SARS      EMPLOYEES IN      BASE PRICE        EXPIRATION                 OPTION TERM
       NAME              GRANTED (#)       FISCAL YEAR      ($/SHARE)            DATE            5% ($)          10% ($)
-------------------   ----------------   --------------   -------------   ------------------    ----------------------------
Jan G. Schuth             10,000              16.0           $6.188        October 8, 2008      $38,916         $98,621

             ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to beneficial ownership of Class A Common Stock and Common Stock by
(i) each shareholder known by the Company to be the beneficial owner of more than 5 percent of either class, (ii) each nominee for director, (iii) each executive officer and (iv) all executive officers and directors of the Company as a group. Such information is presented as of March 23, 1999.

               SHARES OF CLASS A COMMON STOCK AND COMMON STOCK
                            BENEFICIALLY OWNED(1)

                                                                      PERCENT OF        PERCENT OF     PERCENT OF
NAME AND ADDRESS                                                      CLASS A           COMMON         TOTAL
OF BENEFICIAL OWNER(2)                 NUMBER                         COMMON STOCK      STOCK          VOTING POWER
----------------------                 ------                         ------------      -----          ------------
Hubbard Broadcasting, Inc. ("HBI")     11,790 (Class A)                                   78.3            74.5
3415 University Avenue                 46,522,825
St. Paul, Minnesota 55114              (Common Stock)(3)

Stanley S. Hubbard                     7,740 (Class A)                     *              78.3            74.5
                                       46,522,825 (Common Stock)(4)

Stanley E. Hubbard                     7,740 (Class A)                     *              77.6            73.8
                                       46,051,225 (Common Stock)(5)

Robert W. Hubbard                      7,740 (Class A)                     *              77.6            73.8
                                       46,051,225 (Common Stock)(5)

Nationwide Mutual Insurance Company    2,565,500 (Class A)                8.4              ___             *
One Nationwide Plaza
Columbus, Ohio 43216

Robert E. Torray                       8,510,000 (Class A)(6)            28.0              ___             1.4
6610 Rockledge Drive, #450
Bethesda, MD  20817

Peter G. Skinner                       3,000 (Class A)                     *               7.4             7.1
Dow Jones & Company                    4,411,800 (Common Stock)(7)
200 Liberty Street
New York, New York 10281

Dow Jones & Company                    2,000 (Class A)                     *               7.4             7.1
200 Liberty Street                     4,411,800
New York, New York 10281               (Common Stock)

Pittway Corporation                    143,000 (Class A)                   *               4.7             4.5
200 South Wacker Drive                 2,781,375 (Common Stock)
Chicago, Illinois 60606

------------------------
 *   Indicates an amount which is less than one percent.

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

(5) Includes 46,051,225 shares of Common Stock and 5,715 shares of Class A Common Stock held by HBI.

(6) Includes 3,000,000 shares of Class A Common Stock owned by Robert Torray & Co., Inc. and 3,370,000 shares of Class A Common Stock owned by Robert Torray Corp.

(7) Includes 2,000 shares of Class A Common Stock and 4,411,800 of shares of Common Stock held by Dow Jones & Company, of which Mr. Skinner is General Counsel, Secretary and Senior Vice President.

                                                                      PERCENT OF        PERCENT OF     PERCENT OF
NAME AND ADDRESS                                                      CLASS A           COMMON         TOTAL
OF BENEFICIAL OWNER(2)                 NUMBER                         COMMON STOCK      STOCK          VOTING POWER
----------------------                 ------                         ------------      -----          ------------
Vulcan Ventures, Inc.                  3,529,425                          ___              5.9            5.7
110 110th Avenue Northeast             (Common Stock)
Bellevue, Washington 98004

William D. Savoy                       2,000 (Class A)(8)                  *               5.9            5.7
Vulcan Ventures, Inc.                  3,529,425 (Common Stock)(9)
110 110th Avenue Northwest
Bellevue, Washington 98004

Par Capital                            2,485,000 (Class A)                8.2              ___             *
One Financial Center
Suite 1600
Boston, MA  02111

John W. Marvin                         20,100 (Class A)(10)                *               2.2            2.1
Marvin Lumber and Cedar Company        1,323,525 (Common Stock)(11)
Highway 11
Warroad, Minnesota  56763

Frank N. Magid                         662,225 (Class A)(10)              2.2              ___             *

David S. Allen                         2,000 (Class A)(8)                  *                *              *
                                       286,650 (Common Stock)

Gerald D. Deeney                       3,000 (Class A)                     *                *              *
                                       118,550 (Common Stock)

Ward L. Quaal                          2,000 (Class A)(8)                  *                *              *
                                       94,350 (Common Stock)

Herbert S. Schlosser                   2,000 (Class A)(8)                  *                *              *
                                       83,775 (Common Stock)

Bernard J. Weiss                       35,500 (Class A)(12)                *               ___             *

Jan G. Schuth                          22,500 (Class A)(13)                *               ___             *

Peter F. Frenzer                       4,000 (Class A)(10)                 *               ___             *

Louis G. Zachary, Jr.                  2,000 (Class A)(8)                  *               ___             *

All directors and executive officers   9,282,115 (Class A)               30.4             94.9           91.8
as a group (16 persons)(14)            56,370,900 (Common Stock)



------------------------
(8) Consists of options to purchase shares of Class A Common Stock, all of which are currently exercisable.

(9) Consists of shares held by Vulcan Ventures, Inc., of which Mr. Savoy is Vice President.

(10) Includes options to purchase 2,000 shares of Class A Common Stock, all of which are currently exercisable.

(11) Consists of shares of Common Stock held by Marvin Lumber and Cedar Company, of which Mr. Marvin is Chief Operating Officer.

(12) Includes options to purchase 35,000 shares of Class A Common Stock, 15,750 of which are currently exercisable.

(13) Includes options to purchase 22,500 shares of Class A Common Stock, 2,625 of which are currently exercisable.

(14) Footnote (3) and Footnotes (6) - (13) are incorporated herein by reference.

               ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     Pursuant to an Administrative Services Agreement between HBI and the Company, HBI charges the Company a portion of the expenses of the HBI departments that provide services to the Company, namely legal, management information systems, tax, risk management, payroll and accounts payable. Pursuant to this Agreement, the Company paid $1,252,000 to HBI for the year ended December 31, 1998, $1,123,900 in 1997, and $978,000 in 1996. The
administrative services fee for calendar year 1999 is $1,750,000. In connection with the Merger Agreement, HBI, the Company and Hughes agreed that this agreement may be terminated upon 60 days' written notice by Hughes to HBI after the closing of the Merger. A $10 million administrative services fee currently due to HBI from the Company will be paid by Hughes to HBI on the earlier of the first anniversary of the closing of the Merger or April 1, 2000.

     The Company and HBI have filed combined state tax returns as required in Minnesota and New Mexico. Utilizing the Company's net operating loss carryforwards, HBI realized benefits as to the state returns of approximately $0.1 million for the year ended December 31, 1998, $0.2 million in 1997 and $1.4 million in 1996. HBI and the Company have entered into a Tax Sharing Agreement relating to such filings. In connection with the Merger Agreement, HBI, the Company and Hughes agreed that this agreement will terminate upon completion of the Merger and that HBI will pay $2.3 million to Hughes on the earlier of the first anniversary of the closing date of the Merger or April 1, 2000 in satisfaction of HBI's obligations to the Company under this agreement.

     The Company leases 17,080 square feet of office and administrative space in St. Paul, Minnesota from HBI under a lease expiring on June 30, 2000. Under such lease, the Company paid HBI $229,726 for the year ended December 31, 1998, $151,375 in 1997 and $81,630 in 1996. The rent under this lease for calendar year 1999 is approximately $255,346. In connection with the Merger Agreement, HBI, the Company and Hughes agreed that this lease may be terminated upon 60 days' written notice by Hughes to HBI after the closing of the Merger.

     The Company owns its National Broadcast Center in Oakdale, Minnesota, which consists of 20,500 square feet. The land for the facility was purchased in May 1993, from Minnesota Mining and Manufacturing Company ("3M"), and the Company and HBI agreed to provide advertising time on USSB programming and/or HBI's television stations in value equal to the purchase price of $340,000. HBI has agreed to provide all of such advertising time at no cost to the Company. In 1997, 3M exercised its right under the agreement to be paid an adjusted purchase price in cash, and the Company paid such amount in satisfaction of its remaining obligations under the agreement. In connection with the Merger Agreement, HBI will acquire an option to purchase all of Hughes' right in the National Broadcast Center eighteen months after the close of the Merger. The purchase price for the option will be the fair market value of the assets being acquired.

     The Company has entered into various agreements with Conus Communications Company Limited Partnership ("Conus") for the provision of engineering and other services. HBI and Stanley S. Hubbard, the Chairman of the Board of the Company, are each general partners of Conus. For such services, the Company paid Conus $274,000 for the year ended December 31, 1998, $203,000 in 1997 and $165,000 in 1996. Payments to Conus under these agreements for calendar year 1999 will depend upon the date the Merger closes. Under the terms of the Merger Agreement, this agreement has been amended to provide that it is terminable upon 60 days' written notice by Hughes to Conus after the closing of the Merger.

     The ALL NEWS CHANNEL is produced by Conus and carried by the Company. Pursuant to its programming agreement with the ALL NEWS CHANNEL, the Company paid Conus $4,365,313 for the year ended December 31, 1998, $5,211,700 in 1997 and $3,598,800 in

1996. This agreement will be terminated at the closing of the Merger, and payments to Conus for calendar year 1999 will depend upon the date the Merger closes.

     The Company has entered into programming development agreements with certain of its shareholders, Vulcan Ventures, Inc. ("Vulcan") and Dow Jones & Company ("Dow Jones"). William D. Savoy, a director of the Company, is Vice President of Vulcan, and Peter G. Skinner, a director of the Company, is General Counsel, Secretary and President of Television Operations of Dow Jones. In connection with the Merger Agreement, both agreements have been terminated, conditioned upon the closing of the Merger.

     Certain directors and former directors of the Company perform or have performed consulting services for the Company. Frank N. Magid Associates, Inc., of which Mr. Magid is President, performs research for both the Company and HBI. The Company has paid approximately $768,000 for the year ended December 31, 1998, $808,000 in 1997 and $734,000 in 1996 to such company.
The Company anticipates that the amounts paid to such company in 1999 will continue at approximately the same level as 1998. This arrangement may be terminated by DIRECTV upon the closing of the Merger.

     Mr. Quaal is the President of Ward L. Quaal Company, which performs government relations work for both the Company and HBI. The Company has paid approximately $72,000 for the year ended December 31, 1998, $61,000 in 1997 and $142,000 in 1996 to such company. The Company anticipates that the amounts paid to such company in 1999 will continue at approximately the same level as 1998. This arrangement may be terminated by DIRECTV upon the closing of the Merger.

     The Company engaged Credit Suisse First Boston Corporation by letter dated May 28, 1998, to provide investment banking services to the Company in connection with a potential sale of the Company. Under the engagement, Credit Suisse First Boston Corporation will receive a transaction fee of 0.5% of the purchase price in connection with the closing of the Merger. Louis G. Zachary, a director of the Company, is a managing director of Credit Suisse First Boston Corporation.

     The Company believes that all of the foregoing transactions have been on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

     In addition, in connection with the Merger Agreement, the Company entered into the following agreements, which have been approved by all disinterested directors of the Company:

     The Company has sold to HBI all of the Company's interest in Spring Programming Partners, LLC ("Spring"), a company that develops and supplies programming, for a purchase price of $100,000. HBI assumed all liabilities and obligations related to Spring, including the Company's obligation to make an additional capital contribution to Spring of $500,000.

     In connection with the Merger Agreement, HBI will acquire an option to purchase all of the Company's right to the names "United States Satellite Broadcasting Company," "United States Satellite Broadcasting Company, Inc.," "USSB," and "U.S. Satellite Broadcasting," and the USSB logo. The purchase price for the option is $50,000 and is not exercisable until three years after closing of the Merger.

                                     PART IV

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                            AND REPORTS ON FORM 8-K

(a)  3.   EXHIBITS

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

       10.5     Amendment dated June 8, 1998 between ADS Alliance Data Systems
                Inc. and United States Satellite Broadcasting Company, Inc. to
                Processing Agreement dated March 5, 1993 between JCPenney
                Business Services Inc. and United States Satellite Broadcasting
                Company, Inc. (8) ***

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

      10.28     Amendment No. 1, effective April 11, 1997, to Direct Broadcast
                Satellite Contract between United States Satellite Broadcasting
                Company, Inc. and Lockheed Martin Corporation (5) ***

      10.29     Amendment No. 2, effective April 30, 1997, to Direct Broadcast
                Satellite Contract between United States Satellite Broadcasting
                Company, Inc. and Lockheed Martin Corporation (5) ***

      10.30     Amendment No. 3, effective June 1, 1997, to Direct Broadcast
                Satellite Contract between United States Satellite Broadcasting
                Company, Inc. and Lockheed Martin Corporation (5) ***

      10.31     Amendment No. 14, effective December 31, 1997, to Direct
                Broadcast Satellite Contract between Lockheed Martin Corporation and United States Satellite Broadcasting Company, Inc. (6)

      10.32     Amendment No. 4, effective  December 31, 1997, to Direct
                Broadcast Satellite Contract between United States Satellite
                Broadcasting Company, Inc. and Lockheed Martin Corporation (6)
                ****

      10.33     Amendment No 5, effective May 1, 1998, to Direct Broadcast
                Satellite Contract No. 104274-B between United States Satellite
                Broadcasting Company, Inc. and Lockheed Martin Corporation (7)

      10.34 Amendment No. 1 to the Administrative Services Agreement by and between United States Satellite Broadcasting Company, Inc. and
                Hubbard Broadcasting, Inc., effective July 1, 1998. (8)

      10.35 Amendment No. 2 to the Administrative Services Agreement by and between United States Satellite Broadcasting Company, Inc. and
                Hubbard Broadcasting, Inc., effective January 1, 1999. (10)

      10.36     Agreement and Plan of Merger among the Company, General Motors
                Corporation and Hughes Electronics Corporation, dated December
                11, 1998.(9)

      21.1      Subsidiaries of the Company (10)

      23.1      Consent of Arthur Andersen LLP (10)

      27.1      Financial Data Schedule (10)

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

     *** Portions of this document were redacted and filed separately with the Securities and Exchange Commission pursuant to a request by the Company for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, in connection with the prior filing of the Company's Reports on Form 10-Q and 10-K described in notes (4), (5) and (8) below.

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

     (6) Pursuant to Rule 12b-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Report on Form 10-K for the Transition Period ended December 31, 1997.

     (7) Pursuant to Rule 12b-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Report on Form 10-Q for the quarter ended March 31, 1998.

     (8) Pursuant to Rule 12b-32, this exhibit is incorporated by reference under the same exhibit number to the exhibits filed with the Company's Report on Form 10-Q for the quarter ended June 30, 1998.

     (9)  Pursuant to Rule 12b-32, this exhibit is incorporated by reference to
          Exhibit 10.1 to Company's Report on Form 8-K filed December 18, 1998.

     (10) Filed herewith.

(b)  REPORTS ON FORM 8-K.

     The Company filed a Report on Form 8-K on December 18, 1998 describing, under Item 5, an Agreement and Plan of Merger among the Company, General Motors Corporation and Hughes Electronics Corporation, dated December 11, 1998.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 6, 1999                   UNITED STATES SATELLITE
                                       BROADCASTING COMPANY, INC.


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


        Signature                                      Title                              Date
        ---------                                      -----                              ----
/s/ Stanley S. Hubbard                 Chairman of the Board                        April 6, 1999
-------------------------
Stanley S. Hubbard

                                       Chief Executive Officer, President,          April 6, 1999
/s/ Stanley E. Hubbard                 and Director
-------------------------              (Principal Executive Officer)
Stanley E. Hubbard

/s/ Robert W. Hubbard                  Executive Vice President and Director        April 6, 1999
-------------------------
Robert W. Hubbard

                                       Senior Vice President and Chief
/s/ Bernard J. Weiss                   Financial Officer (Principal Financial       April 6, 1999
-------------------------              and Accounting Officer)
Bernard J. Weiss

/s/ Herbert S. Schlosser               Director                                     April 6, 1999
-------------------------
Herbert S. Schlosser

/s/ David S. Allen                     Director                                     March 24, 1999
-------------------------
David S. Allen

/s/ Frank N. Magid                     Director                                     March 24, 1999
-------------------------
Frank N. Magid

/s/ Peter G. Skinner                   Director                                     April 6, 1999
-------------------------
Peter G. Skinner

/s/ William D. Savoy                   Director                                     April 6, 1999
-------------------------
William D. Savoy

/s/ John W. Marvin                     Director                                     April 6, 1999
-------------------------
John W. Marvin

/s/ Ward L. Quaal                      Director                                     April 6, 1999
-------------------------
Ward L. Quaal

/s/ Louis G. Zachary, Jr.              Director                                     March 26, 1999
-------------------------
Louis G. Zachary, Jr.

/s/ Peter F. Frenzer                   Director                                     March 24, 1999
-------------------------
Peter F. Frenzer

/s/ Robert E. Torray                   Director                                     March 24, 1999
-------------------------
Robert E. Torray
