Form 10-Q
period 1999-03-31
UNITED STATES SATELLITE BROADCASTING CO INC
filed 1999-05-14
CIK 1004314

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

                  For the quarterly period ended March 31, 1999

                                       OR

   / /           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___
                         Commission file number 0-27492

               UNITED STATES SATELLITE BROADCASTING COMPANY, INC.
             (Exact name of registrant as specified in its charter)

                    MINNESOTA                            41-1407863
        (State or other jurisdiction of                (IRS Employer
        incorporation or organization)               Identification No.)

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
                                               YES     X      NO
                                                    -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                            Outstanding at May 3, 1999
                     -----                            --------------------------
       Class A Common Stock, $.0001 par value:                31,507,250
       Common Stock, $.0001 par value:                        58,327,025

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

      UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                            Page
                                                                            ----
PART I.        FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Statements of Operations                           3

               Consolidated Balance Sheets                                     4

               Consolidated Statements of Cash Flows                           6

               Notes to Consolidated Interim Financial Statements              7

     Item 2.   Management's Discussion and Analysis                           11

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings                                              19

     Item 2.   Use of Proceeds                                                22

     Item 6.   Exhibits and Reports on Form 8-K                               22

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                            For The Three Months Ended March 31
                                                              1999                       1998
                                                            ---------                  ---------
REVENUES                                                    $164,161                   $136,839
COST OF SALES                                                 96,696                     84,656
                                                            ---------                  ---------
GROSS MARGIN                                                  67,465                     52,183

OPERATING EXPENSES:
  Selling and marketing                                       33,559                     27,230
  Manufacturer Incentive                                      11,115                     11,310
  General and administrative                                  19,817                     13,437
  Commissions to retailers                                     2,978                      3,256
  Engineering and operations                                   4,784                      3,311
  Depreciation and amortization                                5,013                      3,772
                                                            ---------                  ---------
   Net operating loss                                         (9,801)                   (10,133)

OTHER INCOME:
  Interest income                                                740                        996
  Other                                                            1                          8
                                                            ---------                  ---------

    Net loss                                                $ (9,060)                  $ (9,129)
                                                            ---------                  ---------
                                                            ---------                  ---------
    Net loss per share - basic and diluted                  $  (0.10)                  $  (0.10)
                                                            ---------                  ---------
                                                            ---------                  ---------

              The accompanying notes are an integral part of these
                      consolidated financial statements.

       UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                     ASSETS

                                                                   March 31, 1999              December 31, 1998
                                                                   --------------              -----------------
                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                            $ 67,884                     $ 66,297
  Trade accounts receivable, net                                         57,828                       47,843
  Prepaid expenses and other                                              7,238                        8,856
                                                                       ---------                    ---------
    Total current assets                                                132,950                      122,996
                                                                       ---------                    ---------

PROPERTY AND EQUIPMENT:
  Land                                                                      351                          351
  Buildings and improvements                                              5,106                        5,106
  Equipment                                                             151,092                      150,249
                                                                       ---------                    ---------
                                                                        156,549                      155,706
  Less - Accumulated depreciation                                      (101,561)                     (96,548)
                                                                       ---------                    ---------
    Total property and equipment, net                                    54,988                       59,158
                                                                       ---------                    ---------

OTHER ASSETS:
  Long-term investments, consisting
   of U.S. Treasury securities                                               --                        4,501
  Other                                                                   3,244                        3,456
                                                                       ---------                    ---------
    Total other assets                                                    3,244                        7,957
                                                                       ---------                    ---------

                                                                       $191,182                     $190,111
                                                                       ---------                    ---------

              The accompanying notes are an integral part of these
                      consolidated financial statements.

        UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

                                                                   March 31, 1999              December 31, 1998
                                                                   --------------              -----------------
                                                                     (Unaudited)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                $ 74,900                     $ 65,743
  Deferred revenue                                                       64,368                       52,956
  Manufacturer Incentive obligation                                      27,659                       25,579
  Contract cancellation payable                                              --                       13,200
                                                                       ---------                    ---------
    Total current liabilities                                           166,927                      157,478
                                                                       ---------                    ---------

LONG TERM LIABILITIES:
  Due to HBI                                                             10,000                       10,000
  Manufacturer Incentive obligation                                      77,653                       77,103
                                                                       ---------                    ---------
    Total long term liabilities                                          87,653                       87,103
                                                                       ---------                    ---------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY (DEFICIT)

  Preferred Stock, $0.01 Par Value, 50 million shares
   authorized; none issued or outstanding                                    --                           --
  Class A Common Stock -
    Participating, voting, $.0001 Par Value, 500 million shares authorized, 30,451,450 shares issued and outstanding
    at March 31, 1999 and 29,390,450 at December 31, 1998                     2                            2
  Common Stock -
    Participating, voting, $.0001 Par Value, 100 million shares authorized, 59,382,825 shares issued and outstanding
    at March 31, 1999 and 60,422,825 at December 31, 1998                     7                            7

  Additional paid-in capital                                            375,032                      374,896
  Accumulated deficit                                                  (438,439)                    (429,380)
  Accumulated other comprehensive income                                     --                            5
                                                                       ---------                    ---------
    Total shareholders' equity (deficit)                                (63,398)                     (54,470)
                                                                       ---------                    ---------
                                                                       $191,182                     $190,111
                                                                       ---------                    ---------
                                                                       ---------                    ---------

              The accompanying notes are an integral part of these
                      consolidated financial statements.

       UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                    UNAUDITED

                                                             For The Three Months Ended March 31
                                                               1999                       1998
                                                             --------                   --------
OPERATING ACTIVITIES:
  Net loss                                                   $(9,060)                   $(9,129)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities -
    Depreciation and amortization                              5,013                      3,772
    Change in operating items:
      Receivables and other current assets                    (8,367)                     7,392
      Accounts payable and accrued expenses                   (4,043)                     1,302
      Deferred revenue                                        11,412                      6,184
      Manufacturer Incentive                                   2,630                      7,342
      Other                                                      206                       (107)
                                                             --------                   --------
        Net cash provided by (used in)
        operating activities                                  (2,209)                    16,756
                                                             --------                   --------
INVESTING ACTIVITIES:
  Purchase of and deposits on equipment                         (842)                    (1,665)
  Proceeds from sale of long-term available-for-sale
   investment                                                  4,501                         --
                                                             --------                   --------
        Net cash provided by (used in)
        investing activities                                   3,659                     (1,665)
                                                             --------                   --------
FINANCING ACTIVITIES:
  Proceeds from stock issuance                                   137                         --
                                                             --------                   --------
        Net cash provided by financing activities                137                         --
                                                             --------                   --------
        Increase in cash and
         cash equivalents                                      1,587                     15,091
                                                             --------                   --------

CASH AND CASH EQUIVALENTS, beginning
 of period                                                    66,297                     68,646
                                                             --------                   --------
CASH AND CASH EQUIVALENTS, end of period                     $67,884                    $83,737
                                                             --------                   --------
                                                             --------                   --------

SUPPLEMENTARY CASH FLOW INFORMATION:
  Cash paid during the period for -

    Interest                                                 $    --                    $    --
                                                             --------                   --------
                                                             --------                   --------
    Income taxes                                             $    --                    $    --
                                                             --------                   --------
                                                             --------                   --------

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

Hubbard Broadcasting, Inc. ("HBI") beneficially owned 51.8% of the Company as of March 31, 1999 and December 31, 1998, and had approximately 74.5% of the total voting power at March 31, 1999.

The Company has entered into an Agreement and Plan of Merger dated as of December 11, 1998 (the "Merger Agreement") with General Motors Corporation, a Delaware corporation ("GM"), and its subsidiary Hughes Electronics Corporation, a Delaware corporation ("Hughes"), pursuant to which, if certain conditions are satisfied, the Company will be merged with and into Hughes (the "Merger"). The Merger, which is subject to shareholder approval and to the satisfaction of other conditions contained in the Merger Agreement, is expected to take place in May 1999. If the Merger is completed, each share of USSB stock will be converted, subject to certain limitations, into either (i) a fraction of a share of Class H Common Stock of GM equal to the exchange ratio provided in the Merger Agreement or (ii) cash equal to that exchange ratio multiplied by the 20-day volume-weighted average price of the GM Class H Common Stock (the "Merger Consideration"). The Merger Consideration is dependent upon the GM Class H Common Stock price and will not exceed $18.00 per share.

NOTE 2.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial statements and, therefore, do not include all information and disclosures required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for interim periods presented are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the December 31, 1998 consolidated financial statements, the notes thereto, and the Company's Report on Form 10-K.

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

The order of the FCC staff issued on April 1, 1999 became final on May 12, 1999.

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

In June 1997, IPPV Enterprises, a Georgia partnership ("IPPV") initiated a legal proceeding against the Company and others in the United States District Court for the District of Delaware. The parties have agreed in principle to settle this litigation and, pursuant to such agreement, the Company expects to contribute an amount which it does not presently anticipate to be material to the financial position of the Company.

In September 1998, WIC Premium Television, Ltd., an Edmonton, Alberta, Canada corporation, ("WIC") initiated legal proceedings in both the Federal Court of Canada Trial Division and the Alberta Courts against numerous retailers, programming providers, and programming distributors, including the Company. The Company is challenging the jurisdiction of both courts, and management has not reached a judgment regarding whether WIC may be entitled to damages or any remedies from the Company.

The Company is also exposed to other litigation encountered in the normal course of business. In the opinion of management, the resolution of these other litigation matters of which the Company is aware will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

MANUFACTURER INCENTIVE PROGRAM

On August 26, 1996, the Company, together with DIRECTV, Inc., entered into financial incentive arrangements with certain manufacturers of DIRECTV/USSB System equipment to assist these manufacturers in lowering the price of DIRECTV/USSB System. Such arrangements, which run for up to four years depending on manufacturer, commit the Company to pay the manufacturers over a five-year period from the date new DIRECTV/USSB System households are authorized to receive programming. The expense and liability for such future commitments are established and recorded upon activation of the related DIRECTV/USSB System. In the quarter ended March 31, 1999, the Company charged to expense $11.1 million, representing the full amount of those future obligations for the Manufacturer Incentive program incurred during the quarter. Cash paid in the quarter ended March 31, 1999 totaled $6.2 million, and future payment obligations (all of which have been previously charged to expense) totaled $105.3 million at March 31, 1999.

While the amounts to be incurred in the future by the Company under these arrangements cannot be precisely estimated, the Company expects that as the level of retail DIRECTV/USSB System unit sales increase, the cash flow related to these arrangements will increase accordingly.

NOTE 4.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards requiring that every derivative financial instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet either as an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. The Company will be required to adopt SFAS No. 133 no later than January 1, 2000. The Company has not entered into any derivative financial instruments as of March 31, 1999. As a result, adoption of SFAS No. 133 would currently have no impact on the Company. In the future, if the Company were to enter into derivative financial instruments which are covered by SFAS No. 133, volatility in earnings and other comprehensive income could be increased.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The Company believes that forward-looking statements contained in this Report on Form 10-Q (statements which are phrased in terms of anticipation, expectation, belief or the like or which refer to future events, developments or conditions) are "forward-looking statements" within the meaning of and are made pursuant to the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty. There are certain important factors that could cause results to differ materially from those anticipated by the statements made in this Report. Several of these factors are discussed under the heading "Risk Factors" below.

AGREEMENT AND PLAN OF MERGER

         As previously reported, the Company has entered into an Agreement and Plan of Merger dated as of December 11, 1998 (the "Merger Agreement") with General Motors Corporation, a Delaware corporation ("GM"), and its subsidiary, Hughes Electronics Corporation, a Delaware corporation ("Hughes"), pursuant to which, if certain conditions are satisfied, the Company will be merged with and into Hughes (the "Merger"). The Merger, which is subject to shareholder approval and to the satisfaction of other conditions contained in the Merger Agreement, is expected to take place in May 1999. If the Merger is completed, each share of USSB stock will be converted, subject to certain limitations, into either (i) a fraction of a share of Class H Common Stock of GM equal to the exchange ratio provided in the Merger Agreement or (ii) cash equal to that exchange ratio multiplied by the 20-day volume-weighted average price of the GM Class H Common Stock (the "Merger Consideration"). The Merger Consideration is dependent upon the GM Class H common stock price and will not exceed $18.00 per share.

OVERVIEW

         The Company provides subscription television programming via a high-power direct broadcast satellite ("DBS") to households throughout the continental United States. The Company broadcasts a high quality digital television signal using a digital satellite system ("DIRECTV/USSB System"). The Company's programming is available to customers who have a DIRECTV/USSB System, which consists of an 18-inch satellite dish, a receiver/decoder and a remote control. At March 31, 1999, approximately 4.62 million households were authorized to receive programming services using the DIRECTV/USSB System, up from 4.32 million at December 31, 1998. All of the Company's gross revenues and identifiable assets relate to the Company's activities in this industry.

         The Company commenced commercial operations in June 1994 and has not generated net earnings to date. Although the Company achieved positive adjusted cash flow (defined as earnings before interest, taxes, depreciation and amortization and the non-cash component of the Manufacturer Incentive program) for the quarter ended March 31, 1999, management expects that losses will continue into 1999.

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

         The number of USSB paying subscribers grew to approximately 2,192,000 at March 31, 1999 from approximately 2,028,000 at December 31, 1998. Approximately 207,000 additional households were receiving a free promotional month of USSB programming as of March 31, 1999.

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

SUBSCRIBER BASE:
(In thousands)

                                               TOTAL USSB
                                                 PAYING                      PERCENT OF
                                               SUBSCRIBERS                      USSB
FOR THE           USSB             USSB            AND           USSB        CONVERTIBLE
QUARTER          PAYING         PROMOTIONAL    PROMOTIONAL    CONVERTIBLE    HOUSEHOLDS     ESTIMATED
 ENDED       SUBSCRIBERS(a)   ACTIVATIONS(b)   ACTIVATIONS   HOUSEHOLDS(c)    SERVED(d)    HOUSEHOLDS(e)
-------      --------------   --------------   -----------   -------------   -----------   -------------

March 31,
  1998           1,799             106            1,905           3,128          58%          3,467
June 30,
  1998           1,842             111            1,953           3,312          56%          3,667
Sept. 30,
  1998           1,929             150            2,079           3,522          55%          3,945
Dec. 31,
  1998           2,028             202            2,230           3,778          54%          4,324
March 31,
  1999           2,192             207            2,399           4,210          52%          4,620


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


         As of March 31, 1999, the Company achieved a penetration of convertible households of approximately 52%. Management believes that the reduction in the penetration percentage compared to the previous quarter is due primarily to the announcement of the Merger, which created some consumer and retail confusion about the on-going need to subscribe to USSB services.

         The Company's per subscriber and total revenues are shown below for the periods indicated. From time to time, the Company engages in certain promotional activities that include special rates for limited periods, which typically result in lower average per subscriber revenues for such promotional periods.


REVENUES:

(In thousands, except per subscriber data)

                                                          FOR THE QUARTER ENDED
                                                          ---------------------
                                        MARCH 31     DEC. 31    SEPT. 30    JUNE 30    MARCH 31
                                          1999        1998        1998        1998       1998
                                          ----       ----         ----        ----       ----

Average monthly subscription
  revenue per paying subscriber (a)      $23.35      $23.58      $23.53      $23.60     $24.22

Total revenues (b)                      $164,161    $144,685    $136,567    $132,710   $136,839

(a)  Excludes pay-per-view event, commercial and TV GUIDE revenues.
(b)  Includes pay-per-view event, commercial and TV GUIDE revenues.

RESULTS OF OPERATIONS

REVENUE OVERVIEW. The Company's total revenues increased to $164.2 million for the quarter ended March 31, 1999, compared to $136.8 million for the comparable prior year period. The revenue increase was primarily attributable to a larger subscriber base and several large pay-per-view events.

REVENUES. The Company derives its revenues principally from monthly fees from subscribers for television programming. Revenues are primarily a function of the number of subscribers, the mix of programming packages selected by subscribers and the rates charged. The increase in revenues for the period was primarily attributable to the increase in the number of paying subscribers to approximately 2,192,000 at March 31, 1999, from approximately 1,799,000 at March 31, 1998, partially offset by generally reduced subscription prices which were implemented March 10, 1998.

Pay-per-view revenues, which vary with the number and type of events provided on a pay-per-view basis in any fiscal period, are included in the Company's total revenue. The revenues from such events are highly dependent on the type and number of pay-per-view events offered, and are expected to vary accordingly.

COST OF SALES AND GROSS MARGIN. Cost of sales consists of payments to programmers, which are based on the number of paying subscribers. Programming costs also include the purchase of rights to broadcast event programming on a pay-per-view basis. The cost of programming increased to $96.7 million for the quarter ended March 31, 1999, compared to $84.7 million for the comparable prior year period. The increase in cost of programming was primarily the result of an increased number of subscribers from the comparable prior year period. The Company's gross margin percentage increased to 41.1% for the quarter ended March 31, 1999, compared to 38.1% for the comparable prior year period. The increase reflects the fact that the Company's current programming offerings of premium channels carry higher margins than the basic channels previously carried, as well as the achievement of certain volume-based discounts in programming costs. Generally, gross margin percentage will vary based on the mix of programming packages taken by subscribers, the pay-per-view events, and the extent to which volume-based discounts from the Company's programming providers are realized.

OPERATING EXPENSE OVERVIEW. Total operating expenses increased to $77.3 million for the quarter ended March 31, 1999, compared to $62.3 million for the comparable prior year period. The increase was primarily attributable to the cost of providing the Company's services to a growing subscriber base, including increased marketing, customer service and general and administration expenses. The current quarter's operating expenses include $5.7 million of expenses associated with the pending Merger.

         SELLING AND MARKETING. Selling and marketing costs include promotional and advertising costs, the costs of direct marketing and customer service and amounts expended pursuant to joint marketing efforts with other DIRECTV/USSB System participants. Selling and marketing expenses increased to $33.6 million for the quarter ended March 31, 1999, compared to $27.2 million for the comparable period in 1998. This increase was primarily attributable to increased customer service expenditures associated with the growth of the Company's subscriber base, which totaled approximately $2.2 million, plus an increase in advertising and promotional expenditures of approximately $4.2 million related to a joint promotion with DIRECTV.

         MANUFACTURER INCENTIVE PROGRAM. Manufacturer Incentive program expense relates to financial incentive arrangements with certain manufacturers of DIRECTV/USSB System equipment. These arrangements have had the effect of contributing to certain DIRECTV/USSB System manufacturers lowering the price of systems. Such arrangements commit the Company to pay the manufacturers over a five-year period from the date new DIRECTV/USSB System households are authorized to receive programming. The entire expense and liability for such future commitments are established and recorded upon activation of the related DIRECTV/USSB System. Manufacturer Incentive program expenses totaled $11.1 million for the quarter ended March 31, 1999, compared to $11.3 million for the comparable period in 1998. The Company expects the total expenses under the Manufacturer Incentive program will continue to be a significant component of the Company's operating expenses and cash flows.

         GENERAL AND ADMINISTRATIVE. General and administrative costs include in-orbit and general insurance costs, billing and remittance processing, staff functions such as finance and information services, and various administrative services provided by HBI. General and administrative expenses increased to $19.8 million for the quarter ended March 31, 1999, compared to $13.4 million for the comparable period in 1998. The increase was primarily attributable to increased costs of approximately $2.7 million related to the pending Merger, and increased billing and remittance processing costs, and costs for certain other services under the Company's arrangements with its third-party subscriber management services provider of approximately $1.4 million.

         COMMISSIONS TO RETAILERS. Commissions to retailers consist of amounts paid by the Company to eligible DIRECTV/USSB System retailers whose customers become paying subscribers, and are intended to encourage retailers to promote the sale of DIRECTV/USSB Systems and subscriptions to USSB programming. These expenses generally run for three years at decreasing rates for each subscriber year. Commissions to retailers were $3.0 million for the quarter ended March 31, 1999, compared to $3.3 million in the comparable period in 1998.

         ENGINEERING AND OPERATIONS. Engineering and operations expenses include the operation of the National Broadcast Center and the Auxiliary Broadcast Center, fees charged in connection with the operation of the conditional access system (which fees increase as subscriber levels increase) and satellite telemetry, tracking and control expenses. Engineering and operations expenses were $4.8 million for the quarter ended March 31, 1999, compared to $3.3 million for the comparable period ended 1998. The increase from the prior year is a result of an increase in subscribers and costs associated with operating new technologies.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses relate mainly to the Company's five-sixteenths ownership of DBS-1 and transmission equipment located both at the Company's National Broadcast Center and its Auxiliary Broadcast Center. Depreciation and amortization was $5.0 million for the quarter ended March 31, 1999, compared to $3.8 million for the comparable period in 1998.


NET LOSS. The Company recorded a net loss for the quarter ended March 31, 1999 of $9.1 million, the same as the comparable prior year period.

FINANCIAL POSITION, LIQUIDITY AND CAPITAL RESOURCES

     LIQUIDITY AND CAPITAL RESOURCES. Cash and cash equivalents increased to $67.9 million at March 31, 1999 from $66.3 million at December 31, 1998. The increase in cash at March 31, 1999 primarily reflects the net operating results of the Company.

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

     As a result of the pending Merger, the Company has terminated its contracts requiring material capital expenditures, and had no material commitments for capital expenditures as of March 31, 1999. The Company does not expect to incur significant future capital expenditures. In connection with the Merger Agreement, the Company and Hughes have entered into a Replacement Payload Option Agreement which clarifies USSB's right to transponder capacity on a replacement satellite if the Merger Agreement is terminated due to the failure of the transponders on DBS-1. The Replacement Payload Option Agreement provides that USSB may elect to purchase five transponders at a fixed price of $90.0 million on DIRECTV 1-R, a satellite under construction by Hughes. In the event the Merger is not consummated because of the failure of DBS-1, the Company would require external financing for such satellite capacity. The Company believes that such financing would be available.

     WORKING CAPITAL. Working capital at March 31, 1999 was a negative $34.0 million compared to a negative $34.5 million at December 31, 1998. Management expects that working capital will remain negative through 1999 as the current portion of the Manufacturer Incentive program obligation increases.

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

     The ultimate outcome of these matters and the resulting effect on the liquidity and financial position of the Company cannot be determined with certainty. Part II, Item 1, "Legal Proceedings" contains additional information on these matters.

     CAPITAL EXPENDITURES. Capital expenditures for the quarter ended March 31, 1999 totaled $842,000, consisting primarily of purchased computer hardware and software.

     NET OPERATING LOSS CARRYFORWARD. At March 31, 1999, the Company's net operating loss carryforward was $350.4 million for federal tax purposes. Such carryforwards expire in the years 2000 through 2014.

YEAR 2000

     The Company has analyzed Year 2000 compliance issues related to its computer systems and technologies associated with delivering programming. Based on its current assessment, management believes that Year 2000 compliance will not pose significant operational issues. The Company is executing an implementation plan whereby all systems critical to managing the business will be made Year 2000 compliant. The implementation plan includes assessing and evaluating compliance and criticality of the various computer systems, executing resolution strategies, and testing and certification of the resolution efforts. Most of the Company's internal computer systems and applications and programming technologies were developed during the past several years and are substantially Year 2000 compliant. In addition, the Company is working with its other key vendors and suppliers, including its programming providers and current customer service and billing vendor, to assure that the vendors' systems will be Year 2000 compliant. The Company has been informed in writing by its current customer service and billing vendor that such vendor expects to be substantially Year 2000 compliant by July 1999, and the Company believes that all its key vendors will be Year 2000 Compliant, and has received written assurance from such vendors.

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

RISK FACTORS

     The Company is preparing to close the Merger at the earliest practicable time. To prepare for the Merger, the Company has taken certain actions and refrained from taking other actions which could have an adverse effect on the Company if the Merger does not close. As required by the Merger Agreement, the Company has terminated the contract it had entered into with Convergys Information Management Systems for billing and customer management services and will be dependent upon DIRECTV for such services after June 1999. As also required by the Merger Agreement, the Company has terminated its contract with Lockheed Martin for satellite construction at the 110DEG. orbital location. The Company has paid termination charges in connection with these terminations, thereby reducing the Company's available cash resources. The Company has modified or curtailed certain of its marketing programs in preparation for the Merger. The Company believes that the Merger has also created some consumer and retail confusion about the on-going need to subscribe to USSB services. The Company could also be competitively disadvantaged if the Merger is not completed.

     So long as the Company continues to operate on a stand-alone basis, or if the Merger is not completed, there are certain important factors that could cause actual results to differ materially from those anticipated by the statements made in this Report on Form 10-Q. Such factors include the uncertain level of ultimate demand for the DIRECTV/USSB System and USSB's programming, the effects of changes in USSB's and DIRECTV's programming offerings, USSB's continuing ability to offer competitive programming.

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

     Such factors as increases in costs, including programming costs, in excess of those anticipated by the Company; sufficient availability of DIRECTV/USSB Systems at retail; potential adverse governmental regulations and actions; and overall economic conditions may also adversely affect the Company. The Telecommunications Act of 1996 significantly deregulated the telecommunications industry. The effect of such deregulation on the Company's business, results of operations and financial condition cannot be predicted. See Part I, Item I, "Business Competition" of the Company's Report on Form 10-K for the year ended December 31, 1998, for a further discussion of certain of these risks.

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

     On December 4, 1997, the ITC determined not to review the Administrative Law Judge's determination. On January 8, 1998, PMC filed a Petition to Review this decision of the ITC in the Court of Appeals for the Federal Circuit. The Court of Appeals for the Federal Circuit issued an opinion on November 24, 1998 (i) reversing the finding of the ITC that the claims in suit were invalid for indefiniteness, (ii) vacating the finding of the ITC that claim 7 was infringed and remanding that issue to the ITC for further consideration,
(iii) affirming the ruling of the ITC that claim 6 was not infringed, and
(iv) declining to review the holding of the ITC that claim 44 was likewise not infringed. In accordance with that opinion, the case has been remanded to the ITC for further proceedings. On March 26, 1999, PMC filed a Motion to Terminate the Investigation stating that PMC preferred to pursue its rights in the district court action described herein. That Motion is pending and undecided.

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

         IPPV alleges that the defendants, including DIRECTV, Inc. and the Company, have infringed five IPPV patents relating to parental control, pay-per-view and other features used in the DIRECTV/USSB System. IPPV has requested the court to award IPPV damages, and to treble such damages. Four of the five IPPV patents in the suit have expired and the fifth will expire in 2002. The Company has denied all material allegations in the complaint. The parties have agreed in principle to settle this litigation and, pursuant to such agreement, the Company expects to contribute an amount which it does not presently anticipate to be material to the financial position of the Company.

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

The following table sets forth the amount of direct or indirect payments to others from such effective date through March 31, 1999 which have changed since the most recently filed Report.

                Use of Proceeds                             Direct or Indirect Payments to Others
                ---------------                             -------------------------------------
Working Capital                                                          $33,756,866

Purchase and Installation of Machinery and Equipment                      33,548,696
Temporary Investments

     Short Term Treasuries                                                42,922,213


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          27.1   Financial Data Schedule

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: May 13, 1999             UNITED STATES SATELLITE
                                BROADCASTING COMPANY, INC.


                                By: /s/ Stanley E. Hubbard
                                    -------------------------------------------
                                    Stanley E. Hubbard
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Bernard J. Weiss
                                    -------------------------------------------
                                    Bernard J. Weiss
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)

       UNITED STATES SATELLITE BROADCASTING COMPANY, INC. AND SUBSIDIARIES

               Index of Exhibits to Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1999

     Exhibit No.               Exhibit Description
     -----------               -------------------
     27.1                      Financial Data Schedule